Form 10QSB
period 1999-12-31
DEMARCO ENERGY SYSTEMS OF AMERICA INC
filed 2000-03-03
CIK 1093993

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1999

                        COMMISSION FILE NUMBER 000-28283

                     DEMARCO ENERGY SYSTEMS OF AMERICA, INC.
               (Exact name of registrant as specified in charter)

                   UTAH                                87-0392000
        ------------------------------             -------------------
       (State or other jurisdiction of              (I.R.S. Employer
        incorporation or organization)             Identification No.)

   12885 HWY 183, STE 108-A, AUSTIN, TEXAS               78750
   ----------------------------------------            ----------
   (Address of principal executive offices)            (Zip Code)

Registrant's telephone number, including area code   (512) 335-1494
                                                     --------------

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.   Yes       No  X
                                                                ---      ---

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of December 31, 1999, the Company had approximately 22,454,000 shares of its common stock outstanding.

                          PART I FINANCIAL STATEMENTS

ITEM 1. FINANCIAL STATEMENTS

                           CONSOLIDATED BALANCE SHEET
                           December 31, 1998 and 1999

                                     ASSETS


                                                                 12/31/98               12/31/99
                                                               -------------         -------------
                                 CURRENT ASSETS
Cash and Cash Equivalents                                           3,394.23         $    1,203.92
Accounts Receivable                                               284,542.21                20,850
  Allowance for Doubtful Accounts                                       0.00            (20,000.00)
  Prepaid Expense                                                       0.00                10,000
                                                               -------------         -------------

     Total Current Assets                                         287,936.44         $   12,053.92

CAPITAL ASSETS
Fixtures and Equipment                                            148,407.85            161,049.05
  Accumulated Depreciation                                        (61,069.76)           (92,959.76)
                                                               -------------         -------------

     Total Fixed Assets                                            87,738.09             68,089.29



OTHER ASSETS
Deposits                                                            1,000.00             11,000.00
                                                               -------------         -------------

     Total Other Assets                                             1,000.00             11,000.00
                                                               -------------         -------------

TOTAL ASSETS                                                   $  376,674.53         $   91,143.21
                                                               =============         =============

                               LIABILITIES AND SHAREHOLDER'S EQUITY

CURRENT LIABILITIES

Accounts payable                                               $   44,801.88         $  146,071.07
                                                               -------------         -------------

     Total Current Liabilities                                     44,801.88         $  146,071.07

OTHER LIABILITIES

Long-Term Notes Payable                                            67,714.55             40,163.53
Notes Payable to Shareholders                                      66,380.00             65,269.88
                                                               -------------         -------------

     TOTAL LIABILITIES                                            134,094.55            105,430.41

SHAREHOLDERS' EQUITY

Common Stock $0.001 par value 100,000,000
shares authorized and 22,453,657 shares issued                     56,620.64             81,493.77
Additional paid-in capital                                      2,104,764.60          2,223,892.76
Retained deficit                                               (1,671,851.44)        (2,164,378.82)
Subscriptions Receivable                                         (204,880.00)          (210,530.00)
Current Income (Loss)                                             (86,875.70)           (91,235.98)
                                                               -------------         -------------

     Total Shareholder's Equity                                   197,778.10           (160,758.27)
                                                               -------------         -------------

TOTAL LIABILITIES AND SHAREHOLDER'S EQUITY                     $  376,674.53         $   91,143.21
                                                               =============         =============

                     DeMarco Energy Systems of America, Inc.
                    Statement of Income and Retained Earnings
                          For the Three - Month Periods
                        ended December 31, 1998 and 1999


                                                             December 31, 1998     December 31, 1999
                                                             -----------------     -----------------
Revenue
  Material Sales                                                    3,092.52
                                                               -------------

     Total Revenue                                                  3,092.52                  0.00

Cost of Sales
  Contract Labor                                                    7,438.00              3,035.00
                                                               -------------         -------------

     Total Cost of Sales                                            7,438.00              3,035.00
                                                               -------------         -------------

        Gross Profit                                               (4,345.48)            (3,035.00)

Operating Expenses
  Accounting                                                            0.00                920.00
  Advertising                                                         663.61                 86.58
  Auto Expense                                                      2,540.52                316.73
  Bank Charges                                                        367.23                162.95
  Credit Card Fees                                                    130.00                443.06
  Entertainment                                                        67.38                266.41
  Freight                                                             163.70                171.00
  Interest Expense                                                  4,442.12              4,757.45
  Internet Carrier                                                    111.57                  0.00
  Legal and Professional                                            4,000.00              2,461.80
  Officers Salaries                                                 4,900.00             11,400.00
  Office Expense                                                    1,321.51                844.46
  Postage                                                             618.34                346.75
  Rent                                                              8,970.00              3,037.50
  Repairs and Maintenance                                             593.96                 70.36
  Salaries and Wages                                                    0.00              4,671.00
  Supplies                                                             35.64                 42.66
  Taxes - Payroll                                                     502.34              1,299.43
  Telephone                                                         2,201.91              2,524.55
  Travel                                                            1,222.38              2,335.54
  Utilities                                                           337.16                263.05
                                                               -------------         -------------

Total Expense                                                      37,428.00             36,351.28
                                                               -------------         -------------

  Operating Income (Loss)                                         (41,773.83)           (39,386.28)
                                                               -------------         -------------

Interest Income                                                         0.00                  0.00
                                                               -------------         -------------

  Total Other Income                                                    0.00                  0.00
                                                               -------------         -------------

        Net Income (Loss)                                         (41,773.83)           (39,386.28)
                                                               =============         =============

                     DeMarco Energy Systems of America, Inc.
                             Statement of Cash Flows
                          For the Three - Month Periods
                        ended December 31, 1998 and 1999
                 Increase (Decrease) in Cash or Cash Equivalents

                                                         December 31, 1998   December 31, 1999
                                                         -----------------   -----------------
Cash Flow from Operating Activities                        $                    $(39,386.28)
     Net Income (Loss)                                      (41,773.83)
     Adjustments to Reconcile Cash Flow
     Decrease (Increase) in Current Assets
         Advances                                              (130.00)
         Due from Cyberlink Systems, Inc.                    (1,131.09)
     Increase (Decrease) in Current Liabilities
         Accounts Payable - AmEx Optima                         111.52               874.54
         Accounts Payable - AmEx Delta                         (404.94)              805.11
         Accounts Payable - Diners Club                          29.00             1,912.07
         Accounts Payable                                         0.00             6,000.00
         Depository - FIT & FICA                                637.43             2,677.46
         Line of Credit - Norwest Bank                            0.00             2,544.14
         Note Payable - Peter Des Camp                            0.00             4,500.00
         Federal Withholding Payable                           (262.57)                0.01
         FICA Tax Payable                                      (374.84)               51.98
         State Unemployment Payable                               0.00               102.77

              Total Adjustments                             (1,525.49)            14,070.28
                                                           ----------            ----------

              Cash Provided (Used) by Operations            (43,299.32)          (25,316.00)

Cash Flow From Investing Activities
     Sales (Purchases) of Assets
         Deposits                                            (1,000.00)          (10,000.00)

              Cash Provided (Used) by Investing              (1,000.00)          (10,000.00)

Cash Flow From Financing Activities
     Cash Used or provided by:
         Note Payable - Americorp                            (1,328.36)            1,554.22
         Note Payable - Copelco Capital                      (1,411.06)            1,593.98
         Note Payable - GE Capital                           (1,402.18)            1,607.20
         Note Payable - Green Tree                           (1,305.55)            1,547.75
         Note Payable - Lou DeMarco                          19,500.00                 0.00
         Note Payable - Victor DeMarco                       10,580.00            28,850.00
         Common Stock - Par                                  13,050.00             4,663.77
                                                           -----------           ----------

              Cash Provided (Used) by Financing              37,682.85            27,210.62

              Net  Increase (Decrease) in Cash               (6,616.47)           (8,105.38)

              Cash at Beginning of Period                    10,010.70             9,309.30

              Cash at End of Period                           3,394.23             1,203.92

MANAGEMENT'S DISCUSSION AND ANALYSIS

FINANCIAL CONDITION AND CHANGES IN FINANCIAL CONDITION

REVENUES were flat for the second quarter of 1999 due to near completion of organizational re-structuring, coupled with seasonality of the sales process for Energy Miser systems and energy efficient lighting systems. The financial information for 1999 no longer reflects income from dissolved Cyberlink company in 1998.

Currently, the Company has more than $50 million in gross sales under bid, and remarks that one sale has completed its processes during first quarter 2000. During the final quarter of 1999, the US Government authorized the Marine Air Station in Beaufort, South Carolina to purchase the DeMarco Energy Miser heating and cooling system and employ the base's water main. The gross sale for the system was $250,000.00, and during first quarter of 2000 the Company should receive, as its royalty compensation, ten percent of the gross sale amount. The Company and FHP Manufacturing have previously agreed to a standard royalty fee of twenty percent, however, under certain circumstances, and with the prior approval of the Company, this fee may be negotiated as part of the bidding process. The Beaufort, South Carolina installation was subject to such negotiation. The sales process for this installation site from bid notification until contract award required approximately one year. The sales process for the Energy Miser systems can range from as little as one month to as much as 2 years, where the heating and cooling system requires an average of 9-12 months per system, where the lighting systems retrofits have no historical sales data to base averages.

COSTS OF SALES (contract labor) were down 40% from the same quarter of 1998, due to terminating previous contractor relationships, and new contractor agreeing to accept DMES stock in lieu of cash for payment on services rendered.

RESULTS OF OPERATIONS

NET INCOME (LOSS) improved due to reducing exposure to liabilities, cutting expenses and reducing costs for general operations.

No revenue was generated during 2nd fiscal quarter ending December 31, 1999, resulting in a zero Cost of Goods sold. During the 2nd fiscal quarter ending December 31, 1999 the Company won a Sub-Contractor Master Agreement with PG&E Energy Services of San Francisco, California to perform lighting retrofit and energy management services; a Strategic Partnership Agreement with Lighting Management Consultants of Houston, Texas to perform lighting retrofit services for the Company's lighting bids awarded; and a Strategic Partnership with Moore and Associates which aligns the Company with a minority business that bids and manages energy management service contracts.

Operating Expenses were down slightly by 3%, however changes internally to implement a streamlined approach to operations shifted and adjusted expense demands on revenues.

- Dues and Subscriptions were eliminated for 1999.

- Officers Salaries were down due to cash flow constraints during the quarter.

- Rents were significantly reduced by almost a third when the company moved locations effective January 1, 1999.

- Travel expenses nearly doubled due to investigation of sales and contract opportunities with PG&E Energy Services and other companies within the energy services industry.

LIQUIDITY & CAPITAL RESOURCES

The Company remains financed by the President, Victor DeMarco, through a cumulative convertible debenture and a private offering which ended during the fourth quarter of 1999. An offering is expected to occur in March of 2000 to assist towards capitalizing the strategic growth model under implementation.

Variations in shareholder/insider debt are attributed to the death of Louis DeMarco in May of 1999 and the dissolution of Cyberlink Systems, Inc. The debt of $70,670.65 owed from L.M. DeMarco had been reduced to $17,870.65 by canceling the Note Payable of $52,800.00. And prior to his passing, L.M. DeMarco paid-in the balance of the debt owed, creating a zero balance owed.

Under 1998 Current Assets, the debt due from V.M. DeMarco had been paid down $13,580.00 leaving a balance due to the Company of $31,592.76; where this balance was satisfied during the course of the first two quarters of 1999. Consequently, V.M. DeMarco loaned the Company under the terms of a convertible debenture an additional $65,269.88 through December 31, 1999. As of March 1, 2000, Mr. DeMarco has not converted this debt to stock.

Current Liabilities were increased $101,669.19 due to negotiating a bank debt as a current payable of approximately $40,000.00, acquiring a loan from a shareholder with a balance of $20,000.00 and attributing company credit card debts previously itemized as debts owed from L.M. DeMarco and V.M. DeMarco to Company liabilities. No additional debt outside the normal business operational requirements had been accrued.

INFLATION

    The Company's results of operations have not been affected by inflation and management does not expect inflation to have a significant effect on its operations in the future because of the short time frame between reservation bookings and the dates of travel.

FORWARD-LOOKING INFORMATION

    From time to time, the Company or its representatives have made or may make forward-looking statements, orally or in writing. Such forward-looking statements may be included in, but not limited to, press releases, oral statements made with the approval of an authorized executive officer or in various filings made by the Company with the Securities and Exchange Commission. Words or phases "will likely result", "are expected to", "will continue", "is anticipated", "estimate", "project or projected", or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"). The Company wishes to ensure that such statements are accompanied by meaningful cautionary statements, so as to maximize to the fullest extent possible the protections of the safe harbor established in the Reform Act. Accordingly, such statements are qualified in their entirety by reference to and are accompanied by the following discussion of certain important factors that could cause actual results to differ materially from such forward-looking statements.

    Management is currently unaware of any trends or conditions other than those previously mentioned in this management's discussion and analysis that could have a material adverse effect on the Company's consolidated financial position, future results of operations, or liquidity. However, investors should also be aware of factors that could have a negative impact on the Company's prospects and the consistency of progress in the areas of revenue generation, liquidity, and generation of capital resources. These include: (i) variations in revenues,
(ii) possible inability to attract investors for its equity securities or otherwise raise adequate funds from any source should the Company seek to do so,
(iii) increased governmental regulation, (iv) increased competition, (v) unfavorable outcomes to litigation involving the Company or to which the Company may become a party in the future and, (vi) a very competitive and rapidly changing operating environment.

    The risks identified here are not all inclusive. New risk factors emerge from time to time and it is not possible for Management to predict all of such risk factors, nor can it assess the impact of all such risk factors on the Company's business or the extent to which any factor or combination of factors may cause actual results to differ materially from those contained in any forward-looking statements. Accordingly, forward-looking statements should not be relied upon as a prediction of actual results.

                            PART II OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

b.  Reports on Form 8-K

    None

                                   SIGNATURES

    In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       (Registrant)  DeMARCO ENERGY SYSTEMS OF
                                                     AMERICA, INC.

                                       By /s/ Victor M. DeMarco
                                          --------------------------------------
                                              Victor M. DeMarco, President/Chief
                                              Operating Officer

                                       Date   March 3, 1998
                                              -------------

    In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


    By /s/ Victor M. DeMarco
       --------------------------------------
           Victor M. DeMarco, Chief Financial
           Officer, Sole Director

    Date   March 3, 1998
           -------------

                                  EXHIBIT INDEX

    EXHIBIT
    NUMBER                 DESCRIPTION
    -------                -----------
    27.1          Financial Data Schedule (3 months)
    27.2          Financial Data Schedule (6 months)