Form 10QSB
period 2000-03-31
DEMARCO ENERGY SYSTEMS OF AMERICA INC
filed 2000-05-15
CIK 1093993

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period ended March 31, 2000

                        Commission File Number 000-28283

                     DEMARCO ENERGY SYSTEMS OF AMERICA, INC.
               (Exact name of registrant as specified in charter)

                                      Utah
                                   87-0392000
                (State or other jurisdiction of (I.R.S. Employer
               incorporation or organization) Identification No.)

                  12885 HWY 183, STE 108-A, AUSTIN, TEXAS 78750
             -------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

Registrant's telephone number, including area code               (512)  335-1494
                                                                 ---------------

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes_X_ No ___

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of March 31, 2000, the Company had outstanding 22,453,657 shares of its common stock, par value $0.001.

ITEM 1. FINANCIAL STATEMENTS

                    DEMARCO ENERGY SYSTEMS OF AMERICA, INC.
                          CONSOLIDATED BALANCE SHEETS


                                               Unaudited         Audited
                                                March 31         June 30
                                                  2000             1999
                                               ---------        ---------
ASSETS

Current Assets:
Cash on deposit                                $   4,809        $   2,647
Accounts receivable                               20,000           45,000
Less allowance for doubtful accounts             (20,000)               0
Prepaid expenses                                  10,000                0
                                               ---------        ---------
  Total Current Assets                            14,809           47,647

Fixed Assets:
Furniture and equipment                          161,049          149,045
Less accumulated depreciation                    (92,960)         (92,712)
                                               ---------        ---------
  Total Fixed Assets                              68,089           56,333

Other Assets:
Patent pending costs                                   0            9,912
Less accumulated amortization                          0             (248)
Deposits                                          11,000            1,000
                                               ---------        ---------
  Total Other Assets                              11,000           10,664

Total Assets                                   $  93,898        $ 114,644
                                               =========        =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable                                $ 129,844        $  46,108
Promissory note payable                                 0           57,898
Current portion of long-term debt                       0           26,852
Other                                                   0            4,388
                                                ---------        ---------
  Total Current Liabilities                       129,844          135,246

Long Term Liabilities
Long term notes payable                            33,623           52,541
Note payable to shareholder                        88,270           55,420
                                                ---------        ---------
  Total Long Term Liabilities                     121,737          107,961

Total Liabilities                                 251,737          243,207

Stockholders' Equity
Common stock, $0.001 par value, 100,000,000
share authorized, 22,453,657 issued and
outstanding                                       148,774           22,454
Additional paid-in capital                      2,223,893        2,223,892
Retained earnings (deficit)                    (2,319,975)      (2,164,379)
Subscriptions receivable                         (210,530)        (210,530)
                                                ---------        ---------
                                                 (157,839)        (128,563)

Total Liabilities and Stockholders' Equity      $  93,898        $ 114,644
                                                =========        =========

The accompanying notes are an intregal part of these consolidated financial statements.

                    DEMARCO ENERGY SYSTEMS OF AMERICA, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                      Unaudited
                                                   Three Months Ended
                                            March 31              March 31
                                              2000                  1999
                                           ----------            ---------
Revenues:
Material sales                             $       0             $   (399)
Cost of sales                                      0                9,050
                                           ----------            ---------
Gross profit                                       0               (9,449)

Operating Expenses:
Selling, general and administrative           40,410               29,220
Wages and benefits                            19,285               15,129
Interest expense                               4,665                4,268
                                           ----------            ---------
                                              64,361               48,618

Operating Income (Loss)                      (64,361)             (58,067)

Other Income and Expense
Other income                                       0                    0
                                           ----------            ---------
Total Other Income and Expense                     0                    0

Net Income (Loss) Before Income Tax          (64,361)             (58,067)

Income Tax Expense                                 0                    0
                                           ----------            ---------

Net Income (Loss)                          $ (64,361)            $(58,067)
                                           ==========            =========
Loss per common share                      $  (0.003)            $ (0.003)
                                           ==========            =========

The accompanying notes are an integral part of these consolidated financial statements.

                    DEMARCO ENERGY SYSTEMS OF AMERICA, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                      Unaudited
                                                   Nine Months Ended
                                            March 31              March 31
                                              2000                  1999
                                           ----------            ---------
Revenues:
Material sales                             $       0             $  2,693
Cost of sales                                  6,035               18,055
                                           ----------            ---------
Gross profit                                  (6,035)             (15,361)

Operating Expenses:
Selling, general and administrative           83,859               85,260
Wages and benefits                            54,355               31,044
Interest expense                              14,747               13,378
                                           ----------            ---------
                                             152,962              129,581

Operating Income (Loss)                     (158,997)            (144,943)

Other Income and Expense
Other income                                   3,400                    0
                                           ----------            ---------
Total Other Income and Expense                 3,400                    0

Net Income (Loss) Before Income Tax         (155,597)            (144,943)

Income Tax Expense                                 0                    0
                                           ----------            ---------

Net Income (Loss)                          $(155,597)           $(144,943)
                                           ==========            =========
Loss per common share                      $  (0.007)           $  (0.006)
                                           ==========            =========

The accompanying notes are an integral part of these consolidated financial statements.

                    DEMARCO ENERGY SYSTEMS OF AMERICA, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                      Unaudited
                                                  Three Months Ended
                                            March 31              March 31
                                              2000                  1999
                                           ----------            ---------
Cash Flow from Operating Activities:
Net Income (Loss)                          $ (64,361)            $ (58,067)
Adjustments to Reconcile Cash Flow:
Decrease (Increase) in Current Assets
  Advances                                       850                   130
  Due from Cyberlink Systems Inc.                  0               (47,029)
  Due from Keystone Services Inc.                  0               (50,000)
  Due from Jim Vaden                               0               (20,000)
Increase (Decrease) in Current Liabilities
  Accounts payable -- AmEx Optima               (170)                   94
  Accounts payable -- AmEx Delta                (394)               (2,364)
  Accounts payable -- Diners Club             (2,613)                1,600
  Depository -- FIT & FICA                         0                (2,460)
  Accounts payable                            (6,000)                    0
  Line of credit -- Norwest Bank              (7,406)                    0
  Note payable -- Tom Ray                          0                50,000
  Note payable -- Peter Des Camp                   0                  (445)
  Federal withholding payable                      0                   493
  FICA tax payable                               137                   905
  Federal unemployment payable                   101                    26
  State unemployment payable                     918                   762
                                           ----------            ---------
    Total Adjustments                        (15,777)              (68,288)

    Cash Provided (Used) by Operations       (80,138)             (126,355)

Cash Flow From Investing Activities
  Sales (Purchases) of Assets
    Furniture and fixtures                         0                  (237)
                                           ----------            ---------
    Cash Provided (Used) by Investing              0                  (237)

Cash Flow From Financing Activites
  Cash (Used) or Provided by:
    Note payable -- Americorp                 (1,616)               (1,382)
    Note payable -- Copelco Capital           (1,643)               (1,455)
    Note payable -- GE Capital                (1,663)               (1,451)
    Note payable -- Green Tree                (1,615)               (1,362)
    Note payable -- Lou DeMarco                    0                50,000
    Note payable -- Victor DeMarco            23,000                11,000
    Common stock -- par                       67,280                73,860
                                           ----------            ---------
    Cash Provided (Used) by Financing         83,742               129,211

    Net Increase (Decrease) in Cash            3,605                 2,619

    Cash at Beginning of Period                1,204                 3,394

    Cash at End of Period                  $   4,809             $   6,013
                                           ==========            =========

The accompanying notes are an integral part of these consolidated financial statements.

                     DEMARCO ENERGY SYSTEMS OF AMERICA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2000
                                   (Unaudited)

1.       GENERAL

The accompanying unaudited consolidated financial statements have been prepared in conformity with the accounting principles stated in the audited financial statements for the year ended June 30, 1999 and reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the financial position as of March 31, 2000 and the results of operations for the periods presented. These statements have not been audited or reviewed by the Company's independent certified public accountants. The operating results for the interim periods are not necessarily indicative of results for the full fiscal year.

The notes to consolidated financial statements appearing in the Company's Annual Report on form 10SB12G for the year ended June 30, 1999 and the notes to the quarterly 10-QSB for the period ended December 31,1999 as filed with the Securities Exchange Commission should be read in conjunction with this Quarterly Report on Form 10-QSB. There have been no significant changes in the information in those notes other than from normal business activities of the Company.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
        OR PLAN OF OPERATION

The financial information set forth in the following discussion should be read in conjunction with, and qualified in its entirety by, the financial statements of the Company included elsewhere herein.

BUSINESS

The Company currently competes in two business segments: (1) the installation of heating and cooling systems and (2) the installation of lighting systems using new, more efficient, systems. Each of these products can be used to retrofit less efficient systems. While each of these products can be and is marketed and installed independently of each other, the Company has begun offering the heating and cooling system and the lighting products as a comprehensive energy services product.

Through December of 1999, the Company operated primarily as a research and development entity. Its primary research activities centered around exploring and investigating energy products and services, specifically within the heating and cooling markets. The development of the Energy Miser system has produced alternate mediums to which the system may operate from, forging new patent opportunities. Previous sales conducted prior to April 1, 2000, were to determine product viability, service requirements, liabilities, and costs associated with installation and operation of the Energy Miser system. The Company is formally prepared to release for commercial sale the Energy Miser heating and cooling system in the second quarter of the calendar year 2000. The release will be coupled with the completion of the engineering manual. Forecasted release date for the manual is in June of 2000.

THE PRODUCTS

The DeMarco Energy Miser Heating and Cooling System

The Energy Miser is a patented earth-coupled heat pump utilizing the municipal water main or any other underground piping loop to heat, cool and provide domestic hot water for buildings. Earth-coupled heat pumps are from 50% to 70% more efficient than other methods for heating and air conditioning. Monthly operating costs are significantly lower than other methods.

 In the cooling mode, heat pumps operate by removing heat from the inside of a building to an exterior heat "sink." In the heating mode, the process is reversed. Heat is moved from an exterior source to the inside of a building. Earth-coupled heat pumps normally use the heat absorbing, or heat supplying, capacity of large bodies of water such as lakes, ponds, water wells or specially constructed networks of pipe called ground loops. The requirements for a "large body of water" as the external source/sink or the costly excavating required for the heat pump, imposes three constraints on anyone wanting to take advantage of the system. The first is the need to be located near such a body of water if a natural source/sink is going to be used. The second is the added expense of drilling a water well. The third is the need for enough property to accommodate the underground installation of several hundred feet of plastic pipe.

The Energy Miser removes those three constraints by utilizing the thermal properties of public water supplies. Because the thermal properties of the water in the underground piping infrastructure is used as a medium (and not for consumption or re-distribution), the need for large external bodies of water and expensive wells or land acquisitions for ground loops are eliminated. There is no cross flow between the water supply and the heat pump. The integrity of the water is retained with any application of the Energy Miser system.

Energy Efficient Lighting Systems

In 1999, the Company introduced a second product for their comprehensive Energy Services program - lighting retrofit services. In commercial facilities, lighting typically represents 30 to 40 percent of a commercial facility's energy consumption. By reducing the kilowatts used for lighting, utility costs can be reduced. Efficient lighting systems can reduce consumption by as much as 50 percent, without reducing lumens.

The lighting retrofit services are offered as a combined package with the DeMarco Energy Miser system, creating a marketing/sales program based upon return on investment time parameters. Sub-contractors generally located within the geographic region of the project perform lighting retrofit installations. These sub-contractors are identified, recruited and managed by internal Company Project Managers for DeMarco. Typical installation time for a complete retrofit is not more than one day. As of March 31, 2000, the Company has not initiated sales efforts.

The Company has signed a Strategic Partnership agreement with Lighting Management Consultants (LMC) in Houston, Texas. The agreement provides for forthcoming lighting projects awarded to DeMarco to be performed by LMC within their geographic business environment.

Current Developments

DeMarco Energy Systems received notice in May, 2000 that the basis for claims made within the second patent application have been found to be patentable by the United States Patent office.

The second Patent is for an invention that relates to heat pumps, which are automatically thermodynamically balanced to operate at optimum conditions using water, and in this case gray water systems. This patent was designed to utilize gray water from private, public or other types of managed secondary water lines with the DeMarco Energy Miser heating and cooling system. Gray water is defined as treated sewer water that falls below the standards of drinking water. For many years, gray water has been used in secondary water systems for watering lawns, charging fire hydrants, as well as other non-potable water applications. It has only been in recent years that the secondary water systems have been given greater consideration due to water shortages.

The DeMarco Energy Miser excels in any managed water system, saving consumers as much as seventy percent off of their heating and cooling bill. The system is available for both residential and commercial applications. The Energy Miser system also thrives in potable water, reuse water, and other similar managed water systems. Incorporating the FDA approved Alfa Laval heat exchanger within the DeMarco Energy Miser system, the potential for cross-contamination is eliminated in all potable water systems.

The Energy Miser system has only utilized potable water systems as demonstrated within several military bases, as well as other commercial and institutional applications nationwide. DeMarco Energy has organized marketing efforts to launch its sales program in cities using or proposing to implement gray water systems. Although the Company anticipates a significant increase in revenue as a result of this patent approval there can be no assurances that such marketing efforts will have their intended effect of increasing such revenues or profitability.

The Counsel of Governments in Washington, D.C. has awarded a contract estimated to be worth over $1 billion over the life of the program to PG&E Energy Services (an Energy Services Company , or ESCO), whose bid included the DeMarco Energy Miser as the first choice for heating and cooling system for upgrades and retrofits.

The heating and cooling portion represents a major portion of the program's total expected revenues. Work on the contract is expected to begin as early as the summer of 2000.

The Counsel of Governments includes municipalities and local governments surrounding Washington, D.C., which may include the public school systems in several counties and municipalities as well as public housing authorities. Other agencies who may become users of this program, greatly expanding the scope and business potential, include agencies of the Federal Government and other municipalities outside of the immediate Washington, D.C. metropolitan area. DeMarco has also been invited to bid lighting portions of the project from the ESCO.

FINANCIAL CONDITION AND CHANGES IN FINANCIAL CONDITION

The following analysis of historical financial condition and results of operations are not necessarily reflective of the on-going operations of the Company.

Overall Operating Results

Three months ended March 31, 2000 compared to three months ended March 31, 1999:

The Company had no gross profit for the current quarter as there were no revenues or cost of goods sold generated during the period. The prior year quarter had a negative gross profit of $9 thousand based on negative sales of $400 and cost of sales of $9 thousand. The Company anticipates that increased marketing efforts in the future (based on the aforementioned recent approval of the second Company patent) will generate the required revenues to sustain the anticipated growth of the Company. There can be no assurances that such sales will occur. Operating expenses increased $16 thousand or 32% to $64 thousand as compared to the prior year quarter $49 thousand. The primary area where expenses increased was in professional fees as they relate to fees incurred in receiving the recent patent approval as well as expenses incurred in registering the Company's securities in connection with the filing of SEC form 10SB12G.

The Company incurred a net loss for the current quarter of $64 thousand as compared to a net loss of $58 thousand for the comparable quarter of the prior year. Management continues to closely monitor expenses.

Currently, the Company has more than $50 million in gross sales under bid. One sale was completed during the first quarter of 2000. During the final quarter of 1999, the US Government authorized the Marine Air Station in Beaufort, South Carolina to purchase the DeMarco Energy Miser heating and cooling system and employ the base's water main. The gross sale for the system was $250,000, and during the second quarter of 2000, the Company anticipates receiving its royalty compensation of ten percent from the sale. The Company and FHP Manufacturing have previously agreed to a standard royalty fee of twenty percent, however, under certain circumstances, and with the prior approval of the Company, this fee may be negotiated as part of the bidding process. The Beaufort, South
Carolina installation was subject to such negotiation. The sales process for this installation site from bid notification until contract award required approximately one year. The sales process for the Energy Miser systems can range from as little as one month to as much as 2 years. The heating and cooling systems require an average of 9-12 months per system. The lighting systems retrofits have no historical sales data on which to base averages.

Nine months ended March 31, 2000 compared to nine months ended March 31, 1999:

The Company had no revenues for the nine month period ended March 31, 2000 but had labor costs of $6 thousand which resulted in a negative gross profit of $6 thousand. The prior nine-month period had a negative gross profit of $15 thousand based on sales of $3 thousand and associated costs of $18 thousand. Operating expenses increased $23 thousand over the comparable prior year nine month period. In addition to the aforementioned increase in professional fees, the Company also retained a marketing/acquisition employee which attributed to an increase in wage expenses.

For the nine months ended March 31, 2000, net loss was $156 thousand as compared to a net loss for the prior year of $145 thousand.

LIQUIDITY AND CAPITAL RESOURCES

The Company is currently financed through a cumulative convertible debenture that began in the first quarter of 2000, a private 504 offering which ended during the third quarter of 1999, and is supported in interim by the President, Victor DeMarco. The current debt offering will assist towards capitalizing the strategic growth model under implementation. There can be no assurances that the Company will be successful in attracting investors for this offering.

The Company had negative working capital of $115 thousand at the end of the quarter as compared to a negative working capital of $87 thousand at the end of the prior fiscal year end, June 30, 1999. This increase in negative working capital is primarily the result of the funding of operations to date.

Variations in shareholder/insider debt are attributed to the settlement of the estate of Louis DeMarco, the prior majority shareholder, and the dissolution of Cyberlink Systems, Inc. The Company continues reducing outside debts through the funding of a note payable due to the current majority shareholder and President, Victor DeMarco. The balance of that note payable was approximately $88 thousand at the end of the current quarter.

NEW ACCOUNTING PRONOUNCEMENTS

The Company has adopted FASB Statement 128. It is not expected that the Company will be impacted by other recently issued standards. FASB Statement 128 presents new standards for computing and presenting earnings per share (EPS). The Statement is effective for financial statements for both interim and annual periods ending after December 15, 1997.

FASB Statement 131 presents news standards for disclosures about segment reporting. The Company does not believe that this accounting standard applies to the Company as all operations of the Company are integrated for financial reporting and decision-making purposes.

YEAR 2000 PREPAREDNESS

The Company recognizes that computer systems and all forms of electronic technologies, information technologies and non-information technologies, could be adversely affected by the year 2000 date. This is because many systems and technology components use a two-digit field to represent the year in dates (e.g., "98" rather than "1998"). With the advent of year 2000, systems and programs may fail or produce incorrect data believing it is the year 1900, causing not just information technology problems but also business and operations problems.

The Company continues to evaluate its information technology infrastructure for Year 2000 compliance. The Company currently does not expect that the cost of its Year 2000 compliance program will be material to its financial condition or results of operations or that its business will be adversely affected by the Year 2000 issue in any material respect. Nevertheless, achieving Year 2000 compliance is dependent on many factors, some of which are not completely within the Company's control. Should either the Company's internal systems or the internal systems of one or more significant vendors or suppliers fail to achieve Year 2000 compliance, the Company's business and its results of operations could be adversely affected.

The Company has not been materially affected with Y2K problems since March 31, 2000 to the date of this filing.

INFLATION

The Company's results of operations have not been affected by inflation and management does not expect inflation to have a significant effect on its operations in the future.

FORWARD-LOOKING INFORMATION

From time to time, the Company or its representatives have made or may make forward-looking statements, orally or in writing. Such forward-looking statements may be included in, but not limited to, press releases, oral statements made with the approval of an authorized executive officer or in various filings made by the Company with the Securities and Exchange Commission. Words or phrases "will likely result", "are expected to", "will continue", "is anticipated", "estimate", "project or projected", or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"). The Company wishes to ensure that such statements are accompanied by meaningful cautionary statements, so as to maximize to the fullest extent possible the protections of the safe harbor established in the Reform Act. Accordingly, such statements are qualified in their entirety by reference to and are accompanied by the following discussion of certain important factors that could cause actual results to differ materially from such forward-looking statements.

Management is currently unaware of any trends or conditions other than those previously mentioned in this management's discussion and analysis that could have a material adverse effect on the Company's consolidated financial position, future results of operations, or liquidity. However, investors should also be aware of factors that could have a negative impact on the Company's prospects and the consistency of progress in the areas of revenue generation, liquidity, and generation of capital resources. These include: (i) variations in revenue,
(ii) possible inability to attract investors for its equity securities or otherwise raise adequate funds from any source should the Company seek to do so,
(iii) increased governmental regulation, (iv) increased competition, (v) unfavorable outcomes to litigation involving the Company or to which the Company may become a party in the future and, (vi) a very competitive and rapidly changing operating environment.

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

                           (Registrant)  DEMARCO ENERGY SYSTEMS OF AMERICA, INC.
                                 By     /s/  Victor M. DeMarco
                           Victor M. DeMarco, President/ Chief Operating Officer

                                           Date         May 3, 2000

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                                 By    /s/  Victor M. DeMarco
            Victor M. DeMarco, President/ Chief Financial Officer, Sole Director
                                           Date         May 3, 2000

                                  EXHIBIT INDEX

EXHIBIT
NUMBER                 DESCRIPTION
-------           -----------------------
27.1              Financial Data Schedule