Form 10KSB40
period 2000-06-30
DEMARCO ENERGY SYSTEMS OF AMERICA INC
filed 2000-09-28
CIK 1093993

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                   FORM 10-KSB

                 ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                     FOR THE FISCAL YEAR ENDED JUNE 30, 2000
                        COMMISSION FILE NUMBER 000-28283
                                               ---------

                     DEMARCO ENERGY SYSTEMS OF AMERICA, INC.
               (Exact name of registrant as specified in charter)

               UTAH                                           87-0392000
               ----                                           ----------
    (State or other jurisdiction of                       (I.R.S. Employer
    incorporation or organization)                        Identification No.)

12885 HWY 183, STE 108-A, AUSTIN, TEXAS                          78750
---------------------------------------                          -----
(Address of principal executive offices)                      (Zip Code)

Registrant's telephone number, including area code             (512) 335-1494
                                                               --------------
Securities registered pursuant to section 12(b) of the Act:

   TITLE OF CLASS                     NAME OF EACH EXCHANGE ON WHICH REGISTERED
       NONE                                                 NONE
       ----                                                 ----

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                                  COMMON STOCK
                                  ------------

                                (TITLE OF CLASS)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes X  No
   ---   ---

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy of information statements incorporated by reference in Part 10-KSB or any amendment to this Form 10-KSB. {X}

State issuer's revenues for its most recent fiscal year: $21,906.

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock as of a specified date within the past 60 days: As of September 18, 2000, the aggregate market price of the voting stock held by non-affiliates was approximately $5,914,512.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of June 30, 2000, the Company had outstanding 22,837,414 shares of its common stock, par value $0.001.

                     Transitional Small Business Disclosure
                          Format (Check one): Yes    No X
                                                 ---   ---

                   Page 1 of 21 consecutively numbered pages.
                        Exhibit index appears on page 21.

                                TABLE OF CONTENTS

          ITEM NUMBER AND CAPTION                                                                              PAGE
          -----------------------                                                                              ----
        PART I

          ITEM 1.    DESCRIPTION OF BUSINESS                                                                    3
          ITEM 2.    DESCRIPTION OF PROPERTY                                                                    6
          ITEM 3.    LEGAL PROCEEDINGS                                                                          7
          ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF
                     SECURITY HOLDERS                                                                           7

        PART II

          ITEM 5.    MARKET FOR REGISTRANTS COMMON EQUITY AND
                     RELATED STOCKHOLDER MATTERS                                                                7
          ITEM 6.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                     FINANCIAL CONDITION OR PLAN OF OPERATION                                                   8
          ITEM 7.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA                                               11
          ITEM 8.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                     ON ACCOUNTING AND FINANCIAL DISCLOSURE                                                    18

        PART III

          ITEM 9.    DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND
                     CONTROL PERSONS: COMPLIANCE WITH SECTION 16(a)
                     OF THE EXCHANGE ACT                                                                       18
          ITEM 10.   EXECUTIVE COMPENSATION                                                                    18
          ITEM 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                     OWNERS AND MANAGEMENT                                                                     18
          ITEM 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                                            19
          ITEM 13.   EXHIBITS AND REPORTS ON FORM 8-K                                                          19

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

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

Through June of 2000, the Company operated primarily as a research and development entity. Its primary research activities centered around exploring and investigating energy products and services, specifically within the heating and cooling markets. The development of the Energy Miser system has produced alternate mediums to which the system may operate from, forging new patent opportunities. Previous sales conducted prior to June 30, 2000, were to determine product viability, service requirements, liabilities, and costs associated with installation and operation of the Energy Miser system. The Company is formally prepared to release for commercial sale the Energy Miser heating and cooling system in the third quarter of the calendar year 2000. In August of 2000, the Company received the final version of the Engineering Manual for the Energy Miser heating/cooling system. The Engineering Manual was the last step before introducing the Energy Miser to the world's commercial heating and cooling markets. FHP Manufacturing manufactures DeMarco's Energy Miser system. Together they have developed a marketing and promotion program that introduces the manual to FHP's sales representatives and nationwide distributor network.

The Company has prepared a nationwide presentation of the Energy Miser system, which initially targets Energy Service Companies (ESCOs). ESCOs offer performance contracting for projects greater than $50 million, most of which require retrofitting heating and cooling systems. ESCOs implement systems that provide the greatest percentage of energy reduction to maximize savings benefits. Management can give no assurances that the marketing program will produce the desired results of substantially increasing revenues or profitability.

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

The lighting retrofit services are offered as a combined package with the DeMarco Energy Miser system, creating a marketing/sales program based upon return on investment time parameters. Sub-contractors generally located within the geographic region of the project perform lighting retrofit installations. These sub-contractors are identified, recruited and managed by internal Company Project Managers for DeMarco. Typical installation time for a complete retrofit is not more than one day. As of June 30, 2000, the Company has not initiated sales efforts for this product.

The Company has signed a Strategic Partnership agreement with Lighting Management Consultants (LMC) in Houston, Texas. The agreement provides for forthcoming lighting projects awarded to DeMarco to be performed by LMC within their geographic business environment. Additionally, the Company has entered into a Strategic Partnership with Sli, Inc. (NYSE:SLI), where the relationship provides for Sli to perform lighting retrofit and energy management services for DeMarco awarded contracts outside the parameters, scope and geography of the LMC partnership.

RECENT DEVELOPMENTS

DeMarco Energy Systems received notice in May, 2000 that the basis for claims made within the second patent application have been found to be patentable by the United States Patent office.

The second Patent is for an invention that relates to heat pumps, which are automatically thermodynamically balanced to operate at optimum conditions using water, and in this case reuse water systems. This patent was designed to utilize reuse water from private, public or other types of managed secondary water lines with the DeMarco Energy Miser heating and cooling system. Reuse water is defined as treated sewer water that falls below the standards of drinking water. For many years, reuse water has been used in secondary water systems for watering lawns, charging fire hydrants, as well as other non-potable water applications. It has only been in recent years that the secondary water systems have been given greater consideration due to water shortages.

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

The Energy Miser system has only utilized potable water systems as demonstrated within several military bases, as well as other commercial and institutional applications nationwide. The Company has organized marketing efforts to launch its sales program in cities using or proposing to implement gray water systems. Although the Company anticipates a significant increase in revenue as a result of this patent approval there can be no assurances that such marketing efforts will have their intended effect of increasing such revenues or profitability.

The Counsel of Governments in Washington, D.C. has awarded a contract estimated to be worth over $1 billion over the life of the program to PG&E Energy Services an Energy Services Company, or ESCO (NYSE:PCG), whose bid included the DeMarco Energy Miser as the first choice for heating and cooling systems for upgrades and retrofits. Recent transactions with PG&E Energy Services included a sale of their Energy Services division to

Chevron Corporation Energy Services division (NYSE:CHV). PG&E Energy Services has confirmed that the Company's contract was conveyed in the sale, however, confirmation from Chevron is still pending.

The heating and cooling portion represents a major portion of the program's total expected revenues. Work on the contract is expected to begin as early as the summer of 2000.

The Counsel of Governments includes municipalities and local governments surrounding Washington, D.C., which may include the public school systems in several counties and municipalities as well as public housing authorities. Other agencies that may become users of this program, greatly expanding the scope and business potential, include agencies of the Federal Government and other municipalities outside of the immediate Washington, D.C. metropolitan area. DeMarco Energy has also been invited to bid lighting portions of the project from the ESCO.

During the six-month period from January through June 2000, the Company issued a series of convertible debentures bearing 8% interest. A total of $197,000 was raised from this issuance. The debentures mature in 24 months from the time of issue. Interest payments are to be made quarterly. The debentures carry various conversion privileges ranging from $0.10 to $0.60 a share. The holders have the right to convert any or all of the principal into common shares of the Company at any time after the first 12 months from issuance. If all debenture holders elect to convert, the Company will issue 856,572 shares of its common stock to the holders and be relieved of the debt. The Company utilized the proceeds to reduce accounts payable and for operating expenses.

CURRENT DEVELOPMENTS

On June 27, 2000, DeMarco Energy Systems signed a formal Letter of Intent to acquire Lighting Management Consultants. Terms of the acquisition included cash and stock for one hundred percent of the equity in LMC. The acquisition was expected to complete within thirty days. Both parties to the Letter of Intent have agreed to revisit the acquisition in 2001.

On July 10, 2000, the Company's Energy Miser heating and cooling system was confirmed as an application for the new reclaim water system being installed throughout the City of Austin, Texas. Austin is among 1,500 other cities nationwide who have begun to implement a secondary water system which supplies water for irrigation of golf courses, ball parks, schools, parks, industrial centers, apartment complexes, commercial properties, home lawn watering and road medians; cooling towers; fire fighting; industrial and manufacturing processes; and road construction. Re-use water is defined as treated sewer water that falls just below the standards of drinking water.

The Energy Miser will be the only water source heating and cooling system available as a re-claim water system. The Company expects to launch sales efforts for Austin plus other targeted cities during the first quarter of its fiscal year 2001, which began July 1, 2000. There can be no assurances that this acceptance by the city of Austin will result in increased revenues.

As previously mentioned, on August 10, 2000, the Company completed its Engineering Manual for the Energy Miser heating/cooling system (see "DESCRIPTION OF BUSINESS").

On August 31, 2000, DeMarco Energy reached a tentative agreement to the terms for the financing of up to $8 million. The financing documents were signed on September 19, 2000, with the first $500 thousand of funding to occur shortly thereafter. An additional $1,000,000 will be funded upon the completion of an SB-2 registration statement filing that must be completed within 45 days of the initial funding. Utilization of the funds will be directed toward acquisitions, marketing, internal corporate infrastructure development, and general administrative expenses

MARKETING AND COMPETITION

The Company markets its Energy Miser system via a marketing agreement with Florida Heat Pump Manufacturing Company, of Ft. Lauderdale, Florida. Florida Heat Pump manufactures, distributes and markets the

DeMarco Energy Miser as a private label through its dealer network. Florida Heat Pump and the Company focus primarily on the commercial and institutional markets. The Company displays the Energy Miser at trade shows in booths sponsored by Florida Heat Pump. In addition to trade shows, the Company markets the Energy Miser directly to end users, architects, designers and installers of HVAC equipment. The market for HVAC equipment and installation exceeds $30,000,000 annually. In this business segment, the Company is in competition with all other producers of HVAC systems, some of which are more firmly established in the marketplaces and have substantially greater financial resources than the Company.

One significant obstacle confronted by the Company in the marketing of the Energy Miser is governmental interpretation and regulation. The Energy Miser requires a constant flow of water, the volume of which must increase as the amount of space to be conditioned and as the size of the unit increases. For many applications, this requires connecting into the public water supply to gain access to "main" water lines. In some cases public officials in charge of maintaining public water supplies challenge any such tapping into the public potable water supply. The Energy Miser does not use water - it only uses the thermal properties of the water, meaning that the water removed from the main is returned at a slightly different temperature. The Company is not aware of any proof to support water quality concerns of public officials. The Company can offer no assurances that it will ever be able to overcome the concerns of public water officials.

Notwithstanding governmental obstacles, the Company has experienced success in two areas. When a given facility will be sufficiently large that it has a significant demand for water, the "private" water pipes bringing the water in from the public water supply may have the requisite volume. In addition, for such sites, it is possible and cost effective to install a back-flow preventor, which prevents the return of water from the site into the public water supply. The back-flow prevention addresses concerns of public health officials. In addition, some sites use enough water that the "gray" water in the sanitary sewer would provide sufficient volume to utilize the Energy Miser. The Company is attempting to maximize its marketing efforts in these areas.

A secondary water system has become the initiative of approximately 1,500 communities throughout the United States. This secondary water system contains water treated less than that of potable water, and referred to as either reuse, gray, or brown water. This water type is used for applications other than human or animal consumption, such as cooling towers and boiler systems, lawn sprinklers and fire prevention. Because it has equal thermal properties of potable water, the DeMarco Energy Miser is being considered as a generally acceptable application.

The Company's lighting retrofit business also focuses on the commercial and institutional markets. The Company markets the products of other manufacturers and manufactures no products itself. At some point in the future, the Company will forge a strategic partnership relationship to audit and manage the installation of the energy efficient lighting fixtures it markets, but for the time being it will refrain from bidding lighting retrofit projects. The Company recently signed a significant contract with Pacific Gas and Electric Service Company to retrofit a large number of gasoline stations in the Eastern and Southeastern portions of the United States. The Company has also agreed to a strategic partnership arrangement with an existing lighting retrofit company.

The Company's lighting retrofit business competes with a very wide array of businesses, some of which are quite substantial. Several of the Company's competitors manufacture the lighting fixtures they market, which may offer them a competitive advantage. Others are adversaries or affiliates of electric utilities, which may afford them greater or more ready access to potential customers.

ITEM 2. DESCRIPTION OF PROPERTY

The Company occupies approximately 1,200 square feet of office space at 12885 Hwy 183, Suite 108-A, Austin, Texas 78750. The Company owns no property other than office furniture, equipment and software. The Company employs 2 people, both of whom are full time and one independent contractor. It is anticipated that up to 50 additional personnel will be required to meet the demands of the projected market over the next five years. Included in these projections are personnel that might be retained from any acquisitions if any acquisitions do occur. Most of these positions will be in the areas of sales, marketing and project management as the Company's projected volume increases. There can be no assurances that such volume increases will occur.

ITEM 3. LEGAL PROCEEDINGS

The Company is not a party to any material legal proceedings, and no material legal proceedings have been threatened by or, to the best of the Company's knowledge, against the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company did not hold a shareholders meeting during the time period covered by this report.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED
        STOCKHOLDER MATTERS

MARKET FOR COMMON STOCK

The Common Stock is traded in the over-the-counter market and quoted on OTC EBB under the symbol "DMES" and quoted in the pink sheets published by the National Quotations Bureau. Since 1984, from time to time, a very small number of securities broker-dealers published only intermittent quotations for the Common Stock, and there was no continuous, consistent trading market. The trading volume in the Common Stock has been and is extremely limited. During the above period, the limited nature of the trading market created the potential for significant changes in the trading price for the Common Stock as a result of relatively minor changes in the supply and demand for Common Stock and perhaps without regard to the Company's business activities. Because of the lack of specific transaction information and the Company's belief that quotations during the period were particularly sensitive to actual or anticipated volume of supply and demand, the Company does not believe that such quotations during this period are reliable indicators of a trading market for the Common Stock.

Subject to the above limitations, the Company believes that during eight fiscal quarters preceding the date of this filing, the high and low sales prices for the Common Stock during each quarter are as set forth in the table below (such prices are without retail mark-up, mark-down, or commissions).


     QUARTER ENDED                  HIGH             LOW
     -------------                  ----             ---
June 30, 2000                       .875            .281
March 31, 2000                      .531            .125
December 31, 1999                    .25             125
September 30, 1999                   .35            .125
June 30, 1999                       .281            .125
March 31, 1999                       .53            .125
December 31, 1998                   .281            .094
September 30, 1998                  .375            .125


RECENT SALES OF UNREGISTERED SECURITIES

In September 1999, the Company completed a private placement (the "Placement") of 696,852 shares of its common stock. The aggregate sales proceeds of the Placement were $174,300. The Company believes that the issuance of shares of common stock in the Placement was exempt from the registration requirements of the Securities Act under Rule 504 under the Securities Act.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

Overall Operating Results

Fiscal year ended June 30, 2000 compared to fiscal year ended June 30, 1999:

The Company had net sales of $22 thousand for the fiscal year ended June 30, 2000. Prior year net sales were $9 thousand. The Company anticipates that increased marketing efforts in the future will generate the required revenues to sustain the anticipated growth of the Company. There can be no assurances that such sales will occur. Operating expenses and interest expenses increased $10 thousand or 4% to $292 thousand as compared to the prior year expenses of $282 thousand. The primary area where expenses increased was in professional fees as they relate to fees incurred in receiving the recent patent approval as well as expenses incurred in registering the Company's securities in connection with the filing of SEC form 10SB12G.

The Company incurred a net loss for the current year of $271 thousand as compared to a net loss of $217 thousand for the prior year. Management continues to closely monitor expenses. The prior year loss includes a one-time gain of $66 thousand for the forgiveness of debt owed to the former majority shareholder, Louis DeMarco. The loss for the fiscal year ended June 30, 1999 would have been $283 thousand if that gain had been excluded.

Currently, the Company has more than $50 million in gross sales under bid. One sale was completed during the first quarter of 2000. During the final quarter of 1999, the US Government authorized the Marine Air Station in Beaufort, South Carolina to purchase the DeMarco Energy Miser heating and cooling system and employ the base's water main. The gross sale for the system was $250,000, and during the second quarter of calendar year 2000, the Company received its royalty compensation of ten percent from the sale. The Company and FHP Manufacturing have previously agreed to a standard royalty fee of twenty percent, however, under certain circumstances, and with the prior approval of the Company, this fee may be negotiated as part of the bidding process. The Beaufort, South Carolina installation was subject to such negotiation. The sales process for this installation site from bid notification until contract award required approximately one year. The sales process for the Energy Miser systems can range from as little as one month to as much as 2 years. The heating and cooling systems require an average of 9-12 months per system. The lighting systems retrofits have no historical sales data on which to base averages.

LIQUIDITY AND CAPITAL RESOURCES

The Company has been financed through a cumulative convertible debenture that began in the first quarter of 2000, a private 504 offering which ended during the third quarter of 1999, and is supported in interim by the President, Victor DeMarco.

The Company completed a convertible debenture debt offering of $197 thousand (see "RECENT DEVELOPMENTS") during the last six months of the fiscal year ended June 30, 2000. The proceeds were utilized for repayment of accounts payable and operating expenses.

The Company is currently finalizing a convertible debt offering of up to $8 million (see "CURRENT DEVELOPMENTS") that will be directed toward acquisitions, marketing, internal corporate infrastructure development, and general administrative expenses. There can be no assurances that the Company will be successful in attracting investors for the full amount of this offering.

The Company had negative working capital of $385 thousand at the end of the current fiscal year as compared to a negative working capital of $87 thousand at the end of the prior fiscal year end, June 30, 1999. This increase in negative working capital is primarily the result of the funding of operations to date.

Variations in shareholder/insider debt (other than the issuance of the convertible debentures) are attributed to the settlement of the estate of Louis DeMarco, the prior majority shareholder, and the dissolution of Cyberlink Systems, Inc.

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

The Company has not been materially affected with Y2K problems to date.

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

ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                         Report of Independent Auditors



To the Board of Directors of DeMarco Energy Systems, Inc.

We have audited the accompanying balance sheet of DeMarco Energy Systems, Inc. as of June 30, 2000, and the related statements of income and retained earnings, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of DeMarco Energy Systems, Inc. as of June 30, 2000, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.





Nathan M. Robnett, C. P. A.
September 5, 2000

DEMARCO ENERGY SYSTEMS, INC.
COMPARATIVE BALANCE SHEET
AS OF JUNE 30, 1999 AND JUNE 30, 2000

                                                              AS OF               AS OF
                                                          JUNE 30, 1999       JUNE 30, 2000
                                                          -------------       -------------
ASSETS
      Cash and cash equivalents                            $      2,647        $     23,213
      Accounts Receivable                                        45,000
                                                           ------------        ------------
          Total Current Assets                             $     47,647        $     23,213
                                                           ------------        ------------
Capital Assets:
      Fixtures, Equipment and Other                             149,045             171,049
      Accumulated Depreciation and Amortization                 (92,712)           (125,661)
                                                           ------------        ------------
          Total Fixed Assets                               $     56,333        $     45,388
                                                           ------------        ------------
Other Assets:                                              $     10,664        $      4,241
                                                           ------------        ------------
TOTAL ASSETS                                               $    114,644        $     72,842
                                                           ============        ============
LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
Current Liabilities:
      Accounts payable                                     $     46,108        $     37,656
      Promissory Note                                            57,898              34,833
      Current Portion of Long-term Debt                          26,852              29,954
      Convertible Debentures                                                        197,000
      Other Current Liabilities                                   4,388               1,775
      Note Payable to Shareholders                                                  107,451
                                                           ------------        ------------
          Total Current Liabilities                        $    135,246        $    408,669
                                                           ------------        ------------
      Long-Term Notes Payable                                    52,541              22,586
      Long-Term Notes Payable to Shareholders                    55,420              20,000
                                                           ------------        ------------
          TOTAL LIABILITIES                                $    243,207        $    451,255
                                                           ------------        ------------
SHAREHOLDERS' EQUITY
      Common Stock, $0.001 par value,
          100,000,000 shares authorized and
          22,453,657 shares issued at 6/30/99              $     22,454        $     43,274
          and 22,839,414 shares issued at 6/30/2000
      Additional paid-in capital                              2,223,892           2,223,892
      Retained (deficit)                                     (2,164,379)         (2,435,049)
      Subscriptions Receivable                                 (210,530)           (210,530)
                                                           ------------        ------------
          TOTAL SHAREHOLDERS' EQUITY                           (128,563)           (378,413)
                                                           ------------        ------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                 $    114,644        $     72,842
                                                           ============        ============

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DEMARCO ENERGY SYSTEMS, INC.
COMPARATIVE STATEMENTS OF INCOME AND RETAINED EARNINGS
FOR THE YEARS ENDED JUNE 30, 1999 AND JUNE 30, 2000


                                                FOR THE YEAR         FOR THE YEAR
                                                    ENDED                ENDED
                                                JUNE 30, 1999        JUNE 30, 2000
                                                -------------        -------------
Revenues
       Net Sales                                $     14,761         $     21,906
       Other Income                                   76,356
                                                ------------         ------------
          Total Revenues                        $     91,117         $     21,906
                                                ------------         ------------
Costs and expenses
       Cost of Merchandise Sold                 $      5,545
       Selling and Administrative                    217,178         $    230,410
       Depreciation and Amortization                  37,084               32,949
       Interest                                       28,284               29,217
                                                ------------         ------------
Total Costs and Expenses                        $    288,091         $    292,576
                                                ------------         ------------
Other Income and Expense
       Loss on Equipment Sales                  $     19,866

Net Loss                                        $   (216,840)        $   (270,670)

Retained deficit at beginning of year             (1,947,539)          (2,164,379)
                                                ------------         ------------
Retained deficit at the end of year             $ (2,164,379)        $ (2,435,049)
                                                ============         ============

Loss per Common Share                           $     (0.007)        $      0.012
                                                ============         ============


SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

DEMARCO ENERGY SYSTEMS, INC.
COMPARATIVE STATEMENT OF CASH FLOWS
FOR THE YEAR ENDED JUNE 30, 1999 AND JUNE 30, 2000

                                                               FOR THE YEAR ENDED                   FOR THE YEAR ENDED
                                                                  JUNE 30, 1999                       JUNE 30, 2000
                                                          ------------------------------     --------------------------------
Cash Flows from Operating Activities:
      Net Loss                                                               $ (216,840)                           $ (270,670)

Adjustments to reconcile net loss to net cash
provided (used) by operating activities:
      Depreciation and Amortization                                              37,084                                32,701

Changes in operating assets and liabilities:
      Prepaid Expenses                                    $   10,157
      Due From Shareholders                                  115,843
      Accounts Receivable                                    (45,000)                           $   45,000
      Inventories                                              5,545
      Other Assets                                            (1,000)                               (3,240)
      Accounts Payable                                        (3,350)                               (8,452)
      Promissory Note                                                                              (23,065)
      Current Portion of Long Term Debt                        3,665                                 3,102
      Other Current Liabilities                                3,634                                (2,615)
                                                          ----------                            ----------
Net Cash Used by Operating Activities                                        $   89,494                                10,730

Cash flows used in investing Activities
      Long term Assets                                                            9,176                               (12,092)

Net cash provided (used) by financing activities
      Line of Credit                                      $  (43,141)
      Convertible Debentures                                                                    $  197,000
      Long Term Notes Payable                                (25,873)                              (29,954)
      Notes to Shareholders                                   41,035                                72,031
      Common Stock                                           104,310                                20,820
                                                          ----------                            ----------
Net Cash provided by financing Activities                                    $   76,331                            $  259,897

Net increase in Cash and Cash Equivalents                                    $   (4,755)                           $   20,566

Cash and Cash Equivalents at Beginning of Year                                    7,402                                 2,647
                                                                             ----------                            ----------
Cash and Cash Equivalents at End of Year                                     $    2,647                            $   23,212
                                                                             ==========                            ==========

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

DeMarco Energy Systems, Inc. (the Company) was organized under the laws of the State of Utah in 1983. The Company is primarily engaged in the process of investigating business opportunities that appear to have profit potential for the Company. Primary emphasis is being placed on the DeMarco Energy System water-air heating/cooling systems, energy audits and energy related equipment such as lighting and electrical fixture retro-fittings.

During 1989, the Company exchanged 10,396,790 shares of its stock for exclusive rights to a United States patent. The patent was granted for a unique water-source heat pump system that both heats and cools buildings and provides domestic hot water at an extremely low cost to install and operate. The heat pump is specifically designed to utilize municipal water systems as a heat source/sink. Florida Heat Pump Manufacturing Co. manufactures the DeMarco Energy Miser System under a patent licensing agreement.

During the fiscal year ending June 30, 1999, the Company filed an application with the United States Patent Office for a patent covering a heat pump system using gray water sources, reclaimed water sources and other non-potable water sources. Costs of approximately $20,000 related to the patent application have been capitalized. The eventual approval or denial of this patent application is indeterminable at this time.

DeMarco Energy Systems, Inc. currently has installations in Oregon, Pennsylvania, Washington, Montana, South Dakota, Mississippi, and California.

Furniture and Equipment

Furniture and equipment and other long term assets are recorded at historical cost less depreciation and amortization. Depreciation and amortization are accounted for on the straight-line method based on estimated useful lives. Betterments and large renewals that extend the life of assets are capitalized whereas maintenance and repairs and small renewals are expensed as incurred.

ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Note B - Long Term Debt

Long-term debt consists of $52,540 in notes to financing companies collateralized by computer systems that have a net book value of $19525.13. The amount due within one year is $29,954.

The maturities of long-term debt for each of the succeeding five fiscal years subsequent to June 30, 2000, are as follows:


Year ending June 30, 2001        29,954
Year ending June 30, 2002        22,586
                               --------
Total                          $ 52,540
                               ========

NOTE C - COMMITMENTS AND CONTINGENCIES

The company has entered into an office facility lease calling for the following future rents:


Year ending June 30, 2001         13,061
Year ending June 30, 2002          6,683
                                 -------
Total                            $19,744
                                 =======

The company has had, and renewed, a short term promissory note payable. At June 30, 2000, the balance was $34,833. That amount has been paid off in full after fiscal year end and prior to the report date. The note was secured by shares in the company owned by the company's president, Mr. Victor DeMarco. The president has also guaranteed payments called for under the long term debt above and the office facility lease payments.

NOTE D - EARNINGS (LOSS) PER COMMON SHARE

Earnings (Loss) per common share are computed by dividing net losses by the average number of common share outstanding during the year. The average number of common shares outstanding during the year ended June 30, 2000 was approximately 22,645,000 shares.

NOTE E - INCOME TAXES

As of June 30, 2000, DeMarco Energy Systems, Inc. had an operating loss carry forwards of approximately $2,203,778 that expire between 2005 and 2014 and are available to offset future taxable income to the extent permitted under the Internal Revenue Code.


NOTE F - RELATED PARTY TRANSACTIONS

Mr. Victor DeMarco, president of the company has advanced sums of approximately $99,000 as at June 30, 2000 and are included in Notes Payable to Shareholders (current) in the financial statements.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no changes or disagreements with the Company's independent accountant during the last 2 fiscal years.

No consultations occurred between the Company and Nathan M. Robnett, C.P.A.'s appointment regarding the application of accounting principles to a specific completed or contemplated transaction, the type of audit opinion, or other information considered by the Company in reaching a decision as to an accounting, auditing, or financial reporting issue.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The Company's Chief Executive Officer, President and sole director is Victor M. DeMarco. Mr. DeMarco is 36 years old and has served as the Company's President and Chief Executive Officer since 1992.

ITEM 10. EXECUTIVE COMPENSATION

The following table reflects compensation paid to the mostly highly compensated executive officer of the Company.

                                                                                          LONG TERM COMPENSATION
                                                                                    ---------------------------------
                                                                                              AWARDS
                                                                                    ----------------------    PAYOUTS
                                                       ANNUAL COMPENSATION                                    -------
                                                 ---------------------------------  RESTRICTED  SECURITIES
                                                                                      STOCK     UNDERLYING     LTIP     ALL OTHER
                                                   SALARY        BONUS     OTHER      AWARD       OPTIONS     PAYOUTS  COMPENSATION
     NAME AND PRINCIPAL POSITION          YEAR       ($)          ($)       ($)        ($)        SARS(#)       ($)        ($)
------------------------------------    -------  ----------    ---------  --------  ----------  -----------   -------  ------------
Victor DeMarco......................       2000     $45,600       $    0      $  0        $  0            0         0        $   0
  President & Chief Executive Officer


COMPENSATION OF DIRECTORS

     The Company does not currently compensate directors in cash for any services provided as a director.


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     PRINCIPAL STOCKHOLDERS

The following table sets forth, as of June 30, 2000, the name and shareholdings, including options to acquire Common Stock, of each person who owns of record, or was known by the Company to own beneficially, 5% or more of the shares of the Common Stock currently issued and outstanding; the name and shareholdings, including options to acquire the Common Stock, of each director; and the shareholdings of all executive officers and directors as a group. The address of each of the individuals listed below is the address of the Company.


                                                 NATURE OF        NUMBER OF          PERCENTAGE OF
NAME OF PERSON OR GROUP                          OWNERSHIP       SHARES OWNED         OWNERSHIP
-----------------------                          ---------       ------------        -------------
  Victor DeMarco..................            Direct/Indirect    7,605,609                33.3%
  All executive officers and
  directors as a                              Direct/Indirect    7,605,609                33.3%
    group (one person)............

            Total.................                               7,605,609                33.3%

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Victor DeMarco, the Company's controlling shareholder and sole officer and director has personally guaranteed indebtedness of the Company totaling approximately $80,000.


ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

a) 1. Financial Statements

The following financial statements are filed as a part of this Form 10-KSB:

     The Index to Consolidated Financial Statements is set out in Item 7 herein.

Exhibit 27.01 Financial Data Schedule


b) Reports on Form 8-K

     None

                                   SIGNATURES


In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                      (Registrant)  DEMARCO ENERGY SYSTEMS OF AMERICA, INC.
                      By  /s/  Victor M. DeMarco
                          Victor M. DeMarco, President/Chief Operating Officer

                          Date September 26, 2000

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                      By  /s/  Victor M. DeMarco
                          Victor M. DeMarco, President/Chief Financial Officer, Sole Director

                          Date September 26, 2000

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER         DESCRIPTION
-------        -----------
27.1           Financial Data Schedule