Form 10QSB
period 2000-09-30
DEMARCO ENERGY SYSTEMS OF AMERICA INC
filed 2000-11-14
CIK 1093993

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

                        COMMISSION FILE NUMBER 000-28283

                     DEMARCO ENERGY SYSTEMS OF AMERICA, INC.
               (Exact name of registrant as specified in charter)

           UTAH                                              87-0392000
-------------------------------                         -------------------
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                          Identification No.)

     12885 HWY 183, STE 108-A, AUSTIN, TEXAS                      78750
     ----------------------------------------                   ----------
     (Address of principal executive offices)                   (Zip Code)

Registrant's telephone number, including area code            (512) 335-1494
                                                              --------------

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of September 30, 2000, the Company had outstanding 24,622,747 shares of its common stock, par value $0.001.

ITEM 1. FINANCIAL STATEMENTS

DEMARCO ENERGY SYSTEMS, INC.
COMPARATIVE BALANCE SHEETS
AS OF SEPTEMBER 30, 2000 AND JUNE 30, 2000

                                                           AS OF             AS OF
                                                        SEPTEMBER 30,       JUNE 30,
                                                           2000              2000
                                                        -----------      -----------
ASSETS
      Cash and cash equivalents                         $   188,508      $    23,213
      Accounts Receivable                                       240
                                                        -----------      -----------
          Total Current Assets                              188,748           23,213
                                                        -----------      -----------
Capital Assets:
      Fixtures, Equipment and Other                         161,049          171,049
      Accumulated Depreciation and Amortization            (124,569)        (125,661)
                                                        -----------      -----------
          Total Fixed Assets                                 36,480           45,388
                                                        -----------      -----------

Other Assets:                                                 1,000            4,241
                                                        -----------      -----------
TOTAL ASSETS                                            $   226,228      $    72,842
                                                        ===========      ===========
LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
Current Liabilities:
      Accounts payable                                  $   193,166      $    37,656
      Promissory Note                                                         34,833
      Current Portion of Long-term Debt                     205,000           29,954
      Convertible Debentures                                 88,180          197,000
      Other Current Liabilities                                                1,775
      Note Payable to Shareholders                           (2,000)         107,451
                                                        -----------      -----------
          Total Current Liabilities                         484,346          408,669
                                                        -----------      -----------

      Long-Term Notes Payable                                15,552           22,586
      Long-Term Notes Payable to Shareholders                                 20,000
                                                        -----------      -----------

          TOTAL LIABILITIES                                 499,898          451,255
                                                        -----------      -----------
SHAREHOLDERS' EQUITY
      Common Stock, $0.001 par value,
          100,000,000 shares authorized and
          24,622,747 shares issued at 9/30/2000
          and 22,839,414 shares issued at 6/30/2000          24,622           43,274
      Additional paid-in capital                          2,419,743        2,223,892
      Retained (deficit)                                 (2,507,506)      (2,435,049)
      Subscriptions Receivable                             (210,530)        (210,530)
                                                        -----------      -----------
          TOTAL SHAREHOLDERS' EQUITY                       (273,671)        (378,413)
                                                        -----------      -----------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY              $   226,228      $    72,842
                                                        ===========      ===========


SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DEMARCO ENERGY SYSTEMS, INC.
COMPARATIVE STATEMENTS OF INCOME
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000 AND
SEPTEMBER 30, 1999

                                           SEPTEMBER 30,   SEPTEMBER 30,
                                               2000            1999
                                           -------------   -------------
Revenues
       Net Sales                            $         0      $         0
       Other Income
                                            -----------      -----------
          Total Revenues                              0                0
                                            -----------      -----------

Costs and expenses
       Cost of Merchandise Sold                   6,000            3,000
       Selling and Administrative                61,983           46,925
       Depreciation and Amortization
       Interest                                   4,474            5,325
                                            -----------      -----------
Total Costs and Expenses                         72,457           55,250
                                            -----------      -----------

Other Income and Expense                                           3,400

Net Loss                                        (72,457)         (51,850)

Retained deficit at beginning of year        (2,435,049)      (2,164,379)

                                            -----------      -----------
Retained deficit at the end of year         $(2,507,506)     $(2,216,229)
                                            ===========      ===========

Loss per Common Share                       $    (0.003)     $    (0.002)
                                            ===========      ===========

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

DEMARCO ENERGY SYSTEMS, INC.
COMPARATIVE STATEMENT OF CASH FLOWS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000


                                                     SEPTEMBER 30, 2000
                                                     -------------------------
Cash Flows from Operating Activities:
      Net Loss                                                      ($ 72,457)

Adjustments to reconcile net loss to net cash
Provided (used) by operating activities:
      Depreciation and Amortization                                         0

Changes in operating assets and liabilities:

      Prepaid Expenses                                       0
      Due From Shareholders                                  0
      Accounts Receivable                                 (240)
      Inventories                                            0
      Other Assets                                       3,241
      Accounts Payable                                 155,510
      Promissory Note                                        0
      Current Portion of Long Term Debt                      0
      Other Current Liabilities                         (1,775)
                                                     ---------
Net Cash Used by Operating Activities                                  84,279

Cash flows used in investing Activities
      Long term Assets                                                  8,908

Net cash provided (used) by financing activities

      Convertible Debentures

      Long Term Notes Payable                           24,359
      Notes to Shareholders                           (129,451)
      Common Stock                                     177,199
                                                     ---------
Net Cash provided by financing Activities                              72,107


Net increase in Cash and Cash Equivalents                             165,295

Cash and Cash Equivalents at Beginning of Year                         23,213
                                                                    ---------

Cash and Cash Equivalents at End of Year                            $ 188,508
                                                                    =========

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2000
                                   (Unaudited)

1.       GENERAL

The accompanying unaudited consolidated financial statements have been prepared in conformity with the accounting principles stated in the audited financial statements for the year ended June 30, 2000 and reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the financial position as of September 30, 2000 and the results of operations for the periods presented. These statements have not been audited or reviewed by the Company's independent certified public accountants. The operating results for the interim periods are not necessarily indicative of results for the full fiscal year.

The notes to consolidated financial statements appearing in the Company's Annual Report for the year ended June 30, 2000 should be read in conjunction with this Quarterly Report on Form 10-QSB. There have been no significant changes in the information in those notes other than from normal business activities of the Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

GENERAL

The financial information set forth in the following discussion should be read in conjunction with, and qualified in its entirety by, the financial statements of the Company included elsewhere herein.

DeMarco Energy Systems of America, Inc. was organized under the laws of the State of Utah in 1983. The Company is primarily engaged in the process of investigating business opportunities which appear to have profit potential for the Company. Primary emphasis is currently being placed on marketing and selling the DeMarco Energy Miser's geothermal ground source heating/cooling systems.

During 1989, the Company exchanged 10,396,790 shares of its stock for exclusive rights to a United States patent. The patent was granted for a unique water-source heat pump system that both heats and cools buildings and provides domestic hot water at an extremely low cost to install and operate. The heat pump is specifically designed to utilize municipal water systems as a heat transfer source.

The Company recently applied for approval for a second patent covering a heat pump system using reuse water sources, reclaimed water sources and other non-potable water sources.

The Company currently competes in the heating and cooling market, and primarily in the geothermal heat pump segment. Within this business segment we market, sell and (1) install the heating and cooling systems during construction of new facilities, and (2) install the heating and cooling system in existing facilities replacing less efficient, antiquated, or inoperable systems.

Through September of 2000, the Company operated primarily as a research and development entity. Its primary research activities focused towards exploring and investigating energy products and services, specifically within the heating and cooling markets. The development of the Energy Miser system has produced alternate mediums for operation, forging new patent opportunities. Previous sales conducted prior to September 30, 2000, were to determine product viability, service requirements, liabilities, and costs associated with installation and operation of the Energy Miser system. The Company expects to formally release for commercial sale the Energy Miser heating and cooling system in the third quarter of the fiscal year 2001. In August of 2000, the Company received the final version of the Engineering Manual for the Energy Miser heating/cooling system. The Engineering Manual was the last step before introducing the Energy Miser to the world's commercial heating and cooling markets. FHP manufactures DeMarco's

Energy Miser system. FHP and the Company have developed a marketing and promotion program that introduces the manual to FHP's sales representatives and nationwide distributor network.

The Company has prepared a marketing presentation of the Energy Miser system, which initially targets Energy Service Companies (ESCOs). ESCOs offer performance contracting for projects generally greater than $10 million, most of which require retrofitting heating and cooling systems. ESCOs implement systems that provide the greatest percentage of energy reduction to maximize savings benefits and focus on the shortest return on investment cycle. We cannot assure you that the marketing program will produce the desired results of substantially increasing revenues or profitability.

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

The Energy Miser removes those three constraints by utilizing the thermal properties of public water supplies. Because the thermal properties of the water in the underground piping infrastructure are used as a medium (and not for consumption or re-distribution), the need for large external bodies of water and expensive wells or land acquisitions for ground loops are eliminated. There is no cross flow between the water supply and the heat pump. The integrity of the water is retained with any application of the Energy Miser system.

We have filed a second patent application with the United States Patent office.

The second Patent is for an invention that relates to heat pumps that are automatically thermodynamically balanced to operate at optimum conditions using water, and in this case reuse water systems. This patent was designed to utilize reuse water from private, public or other types of managed secondary water lines with the DeMarco Energy Miser heating and cooling system. Reuse water is defined as treated sewer water that falls below the standards of drinking water. For many years, reuse water has been used in secondary water systems for watering lawns and charging fire hydrants, as well as other non-potable water applications. It has only been in recent years that the secondary water systems have been given greater consideration due to water shortages.

The DeMarco Energy Miser excels in any managed water system, saving consumers as much as seventy percent from heating and cooling costs. This system is available for both residential and commercial applications. The Energy Miser system thrives in potable water and reuse water, as well as other similar managed water systems. Incorporating the FDA approved Alfa Laval heat exchanger within the DeMarco Energy Miser system, the potential for cross-contamination is eliminated in all potable water systems.

The Energy Miser system has to date (pending the outcome of the second patent application for the utilization of reuse water sources) only utilized potable water systems as demonstrated within several military bases, as well as other commercial and institutional applications nationwide. The Company has organized marketing efforts to launch its sales program in cities using or proposing to implement reuse water systems. Although the Company anticipates a significant increase in revenue if the reuse water patent is approved there can be no assurances that such marketing efforts will have their intended effect of increasing such revenues or profitability.

Energy Efficient Lighting Systems

The Company has signed a Strategic Partnership agreement with Lighting Management Consultants (LMC) in Houston, Texas. The agreement provides for forthcoming lighting projects awarded to DeMarco to be performed by LMC within their geographic business environment. Additionally, the Company has entered into a Strategic Partnership with SLi, Inc. (NYSE:SLI), which provides for SLi to perform lighting retrofit and energy management services for DeMarco awarded contracts outside the parameters, scope and geography of the LMC partnership. As of November 12, 2000, there have been no sales generated from these agreements.

In commercial facilities, lighting typically represents 30 to 40 percent of a commercial facility's energy consumption. By reducing the kilowatts used for lighting, utility costs can be reduced. Efficient lighting systems can reduce consumption by as much as 50 percent, without reducing lumens.

 The lighting retrofit services may be offered as a combined package with the DeMarco Energy Miser system, creating a marketing/sales program based upon return on investment time parameters. Sub-contractors generally located within the geographic region of the project perform lighting retrofit installations. These sub-contractors are identified, recruited and managed by DeMarco's partners. As of November 13, 2000, the Company has not initiated sales efforts for lighting products.

RECENT DEVELOPMENTS

The Counsel of Governments in Washington, D.C. has awarded a contract estimated to be worth over $1 billion over the life of the program to PG&E Energy Services (an Energy Services Company, or ESCO (NYSE:PCG)), whose bid included the DeMarco Energy Miser as the first choice for heating and cooling systems for upgrades and retrofits. PG&E Energy Services division was recently acquired by Chevron Energy Solutions division (NYSE:CHV). Confirmation from Chevron that the Company's contract was conveyed in the acquisition occurred November 9, 2000. (The billion dollar estimate was calculated from retrofitting 154 public schools, 4000 HUD homes, plus government owned facilities throughout the jurisdiction of the Counsel of Governments).

The heating and cooling portion represents a major portion of the program's total expected revenues. Work on the contract could begin as early as the winter of 2000.

The Counsel of Governments includes municipalities and local governments surrounding Washington, D.C., which may include the public school systems in several counties and municipalities as well as public housing authorities. Other agencies that may become users of this program, greatly expanding the scope and business potential, include agencies of the Federal Government and other municipalities outside of the immediate Washington, D.C. metropolitan area. We have also been invited to bid lighting portions of the project from the ESCO.

During the eight-month period from January through August 2000, we issued a series of convertible debentures bearing 8% interest. A total of $229,000 was raised from this issuance. The debentures mature in 24 months from the time of issue. Interest payments are calculated quarterly and totaled upon conversion and included in the stock distribution. The debentures carry various conversion rights ranging from $0.10 to $0.45 a share. The holders have the right to convert any or all of the principal into common stock of the Company at any time after the first 12 months from issuance. If all debenture holders elect to convert, the Company will issue approximately 1.2 million shares of its common stock to the holders and be relieved of the debt. The Company utilized the proceeds of these convertible debentures to reduce accounts payable and for operating expenses.

The Company is currently finalizing a convertible debt offering of $1,500,000 (see "MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS") that will be directed toward acquisitions, marketing, internal corporate infrastructure development, and/or general administrative expenses

On October 10, 2000, the Company retained the services of Marschall Design, a fifteen-year-old corporate image consulting company. Marschall will assist the Company in its marketing efforts. Marschall anticipates that the new media materials will be available for release as early as December of 2000. Marschall will assist with brochures, tradeshow display, stationery, web design plus any other areas requiring image design and enhancements.

PWG Media of Austin, Texas has been retained by the Company to build an effective corporate visual program. An eight-minute video describing the Energy Miser system is expected to be available in late December of 2000. Marschall and PWG have worked together in the past to assist each other and their clients with image design and image conveyance measures

FINANCIAL CONDITION AND CHANGES IN FINANCIAL CONDITION

The following analysis of historical financial condition and results of operations is not necessarily reflective of the on-going operations of the Company.

OVERALL OPERATING RESULTS:

Three months ended September 30, 2000 compared to three months September 30, 1999:

The Company had no sales for the current quarter or the comparable prior year quarter ended September 30, 2000 and 1999, respectively. We anticipate that increased marketing efforts in the future will generate the required revenues to sustain the anticipated growth of the Company. We can give no assurances that such sales will occur. Operating expenses and interest expenses increased $17,000 or 31% to $72,457 as compared to the prior year quarter expenses of $55,250. The primary areas where expenses increased were in professional fees as they relate to legal fees incurred with the recent placement of $1,500,000 of the Company's Secured Convertible Debentures (See "Liquidity and Capital Resources") and travel expenses incurred in connection with attending trade shows in order to expand marketing efforts.

LIQUIDITY AND CAPITAL RESOURCES:

The Company has been financed through a cumulative convertible debenture that began in the first quarter of calendar year of 2000, a private equity offering which ended during the third quarter of 1999, and was supported in the interim by loans from the President, Victor DeMarco.

We completed a convertible debenture debt offering of $229,000 that began in January 2000 and concluded in August 2000. The proceeds were utilized for repayment of accounts payable and operating expenses.

On September 26, 2000, we entered into an agreement with AJW Partners, LLC. and New Millennium Capital Partners II, LLC. (the "Debenture Holders") for the private placement of $1,500,000 of the Company's Secured Convertible Debentures. These debentures are convertible into shares of the Common Stock of the Company based on the formulas listed below. The funding of the debentures will occur in two phases. The first $500,000 (less legal expenses) was received by the Company on September 27, 2000. The remaining $1,000,000 will be funded within 30 days following the effective registration with the Securities and Exchange Commission of the underlying shares of common stock of the Company. The Company will utilize the funds for acquisitions, marketing and sales promotion, internal corporate infrastructure development and general operating expenses.

The primary terms of the Convertible Debentures are as follows:

-   Entire principal amount will mature on September 26, 2001.

-   Debentures bear 10% interest per annum with interest payments due quarterly.

    Interest to be paid in cash or shares of Common Stock at the option of the Debenture Holders.

- The Debenture Holders have the option to convert any unpaid principal and accrued interest into shares of the Company's Common Stock at any time after the original issue date (subject to certain limitations).

- The conversion price per share in effect on any conversion date shall be the lesser of (1) $0.34 per share and (2) 60% of the average of the lowest three inter-day trading prices during the ten trading days immediately preceding the applicable conversion date.

- The debentures bear a mandatory prepayment penalty of 130% of the principal and all accrued interest being prepaid.

- The debentures are secured by all unpledged assets of the Company, including the Company's current and pending patents.

- The Company will file a SB-2 Registration Statement with the Securities and Exchange registering 200% of the Common Stock underlying the debentures.

The Secured Convertible Debenture Purchase Agreement, the DeMarco Energy Systems of America, Inc, 10% Secured Convertible Debenture, the Security Agreement, the Intellectual Property Security Agreement, the Registration Rights Agreement, and the Escrow Agreement were all filed electronically as Exhibits to the Securities and Exchange Commission Form 8-K filed with the Commission on October 11, 2000.

The Company had a cash balance of $189,000 at September 30, 2000 as compared to a cash balance of $23,000 at June 30, 2000. This increase was caused by the partial funding of the aforementioned convertible debentures. We anticipate that with the complete funding of the debentures we will be able to substantially increase our marketing presence for the foreseeable future. We cannot assure you that these efforts will have the desired effect of increasing sales.

The Company had negative working capital of 296,000 at the end of the current quarter as compared to negative working capital of $385,000 at the end of the prior fiscal year end, June 30, 2000. This decrease in negative working capital is primarily the result of the partial funding of Secured Convertible Debentures in September 2000.

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

                            PART II OTHER INFORMATION

ITEM 5. OTHER INFORMATION

On November 13, 2000, we filed a Form SB-2 to register 22,826,086 of our Common Shares in conjunction with our agreements associated with the $1,500,000 of Secured Convertible Debentures issued on September 26, 2000 (See "Liquidity and Capital Resources").

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

b. The Company filed a Form 8-K on October 11, 2000, reporting the details of the agreements reached on September 26, 2000 as they relate to the placement of $1,500,000 of the Company's Secured Convertible Debentures (See "Liquidity and Capital Resources"). The following documents were filed as a part of that Form 8-K and are incorporated by reference.

Exhibit Number                Name of Exhibit

4.01 Secured Convertible Debenture Purchase Agreement (Incorporated by reference from Form 8-K filed electronically on October 11, 2000)

4.02 DeMarco Energy Systems of America, Inc. 10% Secured Convertible Debenture (Incorporated by reference from Form 8-K filed electronically on October 11, 2000)

4.03 Security Agreement (Incorporated by reference from Form 8-K filed electronically on October 11, 2000)

4.04 Intellectual Property Security Agreement (Incorporated by reference from Form 8-K filed electronically on October 11, 2000)

4.05 Registration Rights Agreement (Incorporated by reference from Form 8-K filed electronically on October 11, 2000)

4.06 Escrow Agreement (Incorporated by reference from Form 8-K filed electronically on October 11, 2000)

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         (Registrant)
                                         DEMARCO ENERGY SYSTEMS OF AMERICA, INC.
                                         By /s/ Victor M. DeMarco
                                            ------------------------------------
                                            Victor M. DeMarco, President/
                                            Chief Operating Officer

                                         Date November 14, 2000

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                                         By /s/ Victor M. DeMarco
                                            ------------------------------------
                                            Victor M. DeMarco, President/
                                            Chief Operating Officer

                                         Date November 14, 2000

                                  EXHIBIT INDEX

EXHIBIT
NUMBER                 DESCRIPTION
------                 -----------
27.1              Financial Data Schedule