Form 10QSB
period 2000-12-31
DEMARCO ENERGY SYSTEMS OF AMERICA INC
filed 2001-02-14
CIK 1093993

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                   FORM 10-QSB


                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2000


                        COMMISSION FILE NUMBER 000-28283


                     DEMARCO ENERGY SYSTEMS OF AMERICA, INC.
               (Exact name of registrant as specified in charter)


                  UTAH                                            87-0392000
                  ----                                            ----------
    (State or other jurisdiction of                           (I.R.S. Employer
     incorporation or organization)                          Identification No.)


12885 HWY 183,  STE 108-A, AUSTIN, TEXAS                            78750
----------------------------------------                            -----
(Address of principal executive offices)                          (Zip Code)


Registrant's telephone number, including area code      (512) 335-1494
                                                        ---------------


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of February 1, 2001, the Company had outstanding 24,814,747 shares of its common stock, par value $0.001.

ITEM 1. FINANCIAL STATEMENTS

DEMARCO ENERGY SYSTEMS, INC.
COMPARATIVE BALANCE SHEETS
AS OF DECEMBER 31, 2000 AND JUNE 30, 2000

                                                        AS OF          AS OF
                                                     DECEMBER 31,     JUNE 30,
                                                         2000           2000
                                                     ------------   -----------
ASSETS
    Cash and Cash Equivalents                        $     6,494    $    23,213
    Cash Held in Escrow                                  250,000             --
    Accounts Receivable                                      240          3,241
                                                     -----------    -----------
       Total Current Assets                          $   256,734    $    26,454
                                                     -----------    -----------

Capital Assets:
    Fixtures, Equipment and Other                        154,601        151,137
    Accumulated Depreciation                            (132,841)      (124,331)
                                                     -----------    -----------
       Total Fixed Assets                            $    21,760    $    26,806
                                                     -----------    -----------

Other Assets:
    Patent Pending Costs                             $     9,912    $     9,912
    Manuals Development                                   10,000         10,000
    Accumulated Amortization                              (1,330)        (1,330)
    Deposits                                               1,000          1,000
                                                     -----------    -----------
                                                     $    19,582    $    19,582
                                                     -----------    -----------

TOTAL ASSETS                                         $   298,075    $    72,842
                                                     ===========    ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
Current Liabilities:
    Accounts payable                                 $   185,382    $    37,656
    Promissory Note (Norwest Bank LOC)                         0         34,833
    Current Portion of Long-term Debt                          0         29,954
    Convertible Debentures                               780,680        197,000
    Other Current Liabilities                                  0          1,775
    Note Payable to Shareholders                               0        107,451
                                                     -----------    -----------
       Total Current Liabilities                     $   966,062    $   408,669
                                                     -----------    -----------

    Long-Term Notes Payable                                8,256         22,586
    Long-Term Notes Payable to Shareholders                    0         20,000
                                                     -----------    -----------

       TOTAL LIABILITIES                             $   974,318    $   451,255
                                                     -----------    -----------

SHAREHOLDERS' EQUITY
    Common Stock, $0.001 par value,
       100,000,000 shares authorized and
       24,622,747 shares issued at 12/31/00          $    24,623    $    43,274
       And 22,839,414 shares issued at 6/30/2000
    Additional paid-in capital                         2,242,544      2,223,892
    Retained deficit                                  (2,732,879)    (2,435,049)
    Subscriptions Receivable                            (210,530)      (210,530)
                                                     -----------    -----------
       TOTAL SHAREHOLDERS' EQUITY                       (676,242)      (378,413)
                                                     -----------    -----------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY           $   298,076    $    72,842
                                                     ===========    ===========

See Notes to Consolidated Financial Statements.

DEMARCO ENERGY SYSTEMS, INC.
COMPARATIVE STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED DECEMBER 31, 2000 AND DECEMBER 31, 1999

                                                   THREE MONTHS        THREE MONTHS
                                                      ENDED               ENDED
                                                DECEMBER 31, 2000    DECEMBER 31, 1999
                                                -----------------    -----------------
Revenues
       Royalty Fees                                $         0         $         0
       Other Income                                        869                  --
                                                   -----------         -----------
          Total Revenues                           $       869         $         0
                                                   -----------         -----------

Costs and expenses
       Selling and Administrative                      170,105              44,629
       Depreciation and Amortization                     4,255                  --
       Interest                                          2,627               4,757
                                                   -----------         -----------
Total Costs and Expenses                               176,987              49,386
                                                   -----------         -----------


Net Loss                                              (176,118)            (49,386)

Retained deficit at beginning of period             (2,556,761)         (2,216,229)

Retained deficit at the end of period              $(2,732,879)        $(2,265,615)
                                                   ===========         ===========


Loss per Common Share                              $    (0.007)        $    (0.002)
                                                   ===========         ===========

See Notes to Consolidated Financial Statements.

DEMARCO ENERGY SYSTEMS, INC.
COMPARATIVE STATEMENTS OF OPERATIONS
FOR THE SIX MONTHS ENDED DECEMBER 31, 2000 AND DECEMBER 31, 1999

                                                   SIX MONTHS           SIX MONTHS
                                                     ENDED                 ENDED
                                                DECEMBER 31, 2000    DECEMBER 31, 1999
                                                -----------------    -----------------
Revenues
       Royalty Fees                                $         0         $         0
       Interest Income                                     869               3,400
                                                   -----------         -----------
          Total Revenues                           $       869         $     3,400
                                                   -----------         -----------

Costs and expenses
       Selling and Administrative                      283,088              94,554
       Depreciation and Amortization                     8,510                   0
       Interest                                          7,101              10,082
                                                   -----------         -----------
Total Costs and Expenses                               298,698             104,636
                                                   -----------         -----------


Net Loss                                           $  (297,830)        $  (101,236)

Retained deficit at beginning of period             (2,435,049)         (2,164,379)

Retained deficit at the end of period              $(2,732,879)        $(2,265,615)
                                                   ===========         ===========


Loss per Common Share                              $    (0.012)        $    (0.004)
                                                   ===========         ===========

See Notes to Consolidated Financial Statements.

DEMARCO ENERGY SYSTEMS, INC.
COMPARATIVE STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED DECEMBER 31, 2000 AND DECEMBER 31, 1999

                                                             FOR THE SIX MONTHS ENDED                FOR THE SIX MONTHS ENDED
                                                                 DECEMBER 31, 2000                       DECEMBER 31, 1999
                                                             ------------------------                ------------------------
Cash Flows from Operating Activities:
     Net Loss                                                              $(297,830)                              $(101,236)

Adjustments to reconcile net loss to net cash
provided (used) by operating activities:
     Depreciation and Amortization                                         $   8,510                               $       0

Changes in operating assets and liabilities:
     Cash Held in Escrow                                     $(250,000)                              $      --
     Prepaid Expenses                                                0                                       0
     Accounts Receivable                                         3,001                                  34,150
     Other Assets                                                    0                                       0
     Accounts Payable                                          147,725                                 100,363
     Other Current Liabilities                                  (1,775)                                 (4,388)

Net Cash Used by Operating Activities                                      $(101,049)                              $ 130,125

Cash flows used in investing Activities
     Equipment Additions                                        (3,464)                                 (2,092)

     Net Cash Used by Investing Activities                                 $  (3,464)                              $  (2,092)

Net cash provided (used) by financing activities
     (Repayments) of Line of Credit                          $ (34,833)                              $ (57,898)
     (Repayments) of Promissory Note                           (14,329)                                (12,380)
     Current Portion of Long Term Debt                         (29,954)                                (26,852)
     (Repayments) Proceeds of Long Term Notes                                                                0
     (Repayments) Proceeds of Notes to Shareholders           (127,450)                                  9,850
     Proceeds From Convertible Debentures                      583,680                                       0
     Proceeds From Common Stock Transactions                                                            59,040
                                                             ---------                               ---------
Net Cash provided by financing Activities                                  $ 377,114                               $ (28,240)

Net increase in Cash and Cash Equivalents                                  $ (16,719)                              $  (1,443)

Cash and Cash Equivalents at Beginning of Year                                23,213                                   2,647
                                                                           ---------                               ---------

Cash and Cash Equivalents at End of Year                                   $   6,494                               $   1,204
                                                                           =========                               =========

See Notes to Consolidated Financial Statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2000
                                   (Unaudited)

1. GENERAL

The accompanying unaudited consolidated financial statements have been prepared in conformity with the accounting principles stated in the audited financial statements for the year ended June 30, 2000 and reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the financial position as of December 31, 2000 and the results of operations for the periods presented. These statements have not been audited or reviewed by the Company's independent certified public accountants. The operating results for the interim periods are not necessarily indicative of results for the full fiscal year.

The notes to consolidated financial statements appearing in the Company's Annual Report for the years ended June 30, 2000 and 1999 should be read in conjunction with this Quarterly Report on Form 10-QSB.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

GENERAL

DeMarco Energy Systems, Inc., a Texas corporation, was founded by Mr. Louis DeMarco, father of Victor DeMarco, our current Chairman, President and Chief Executive Officer and began operations in June 1983. On November 17, 1989, Mr. DeMarco, as an individual, acquired a majority interest in Fountain Head, Inc., a public shell corporation with shareholders but no operations. We completed a reverse merger with this shell on December 1, 1989, thereby becoming a publicly traded corporation, and changed the name of our company to DeMarco Energy Systems of America Inc., a Utah corporation.

Mr. DeMarco and two engineers, who became employees of DeMarco Energy, began working on the concept of an energy efficient geothermal heat pump in 1982, which is now known as the Energy Miser system. They received a systems patent on September 3, 1985 that was later assigned to DeMarco Energy Systems, Inc. in December 1989 in exchange for 10,396,790 shares of our common stock. Of these issued shares, Mr. Victor DeMarco, received 4,900,000 shares from his father. The remaining shares were issued to Mr. Louis DeMarco for the rights to the patent. The patent revolves around the interface with a municipal water main and has three basic components. The first is taking water out of the municipal water main and running it through a heat exchanger and returning the water to the municipal water main. Secondly, the water running through a heat exchange device; and third that heat exchange device being an integral part of a geothermal heat pump. Our patent consists of all three of these components connected together in a specific series. The patent is, therefore, primarily an installation technology. This patent will expire on September 3, 2005.

From 1986 to 1990, we had an exclusive licensing agreement with an Oklahoma manufacturer that resulted in very few sales. That agreement was terminated in 1990 due to lack of marketing activity from that entity.

On September 14, 1990, we entered into an exclusive brand name licensing agreement with Florida Heat Pump Manufacturing, Inc. ("FHP"). This agreement gives FHP the exclusive rights to manufacture, distribute, market and sell the Energy Miser system with the DeMarco Energy Miser label on the products. We have had minimal success under this agreement from inception to date. We believe there are at least three (3) reasons for this lack of sales. The primary reason has been the reluctance of various government agencies to allow us to tap into municipal water mains for fear of contamination of the potable water (public drinking water). Another has been our lack of sufficient operating capital to properly develop a solid marketing campaign to promote our systems and gain exposure to potential customers. And the last reason has been the need for an adequate engineering manual to assist sales representatives and dealers to understand the intricacies of the system and give them a visual method to promote our products to potential consumers. We now have the engineering manual completed and ready for distribution.

We have filed a second patent application with the United States Patent office. This patent is for an invention that relates to heat pumps that are automatically thermodynamically balanced to operate at optimum conditions using water, and in this case reuse water systems. This patent, while similar to our current patent, was designed to utilize reuse water from private, public or other types of managed secondary water lines with the DeMarco Energy Miser heating and cooling system. Reuse water is defined as treated sewer water that falls below the standards of drinking water. For many years, reuse water has been used in secondary water systems for watering lawns and charging fire hydrants, as well as other non-potable water applications. It has only been in recent years that the secondary water systems have been given greater consideration due to water shortages. If this patent is granted we believe that government agencies will be much less reluctant to allow us to tap into reuse water mains, although we can give no assurances that they will be receptive. We have received initial comments from the Patent Office and have replied to those comments. We are currently waiting for any further responses from that office regarding this patent application.

We currently compete in the heating and cooling market, and primarily in the geothermal heat pump segment. Within this business segment we market, sell and
(1) install heating and cooling systems during construction of new facilities, and (2) install heating and cooling systems in existing facilities replacing less efficient, antiquated, or inoperable systems. From inception to date we have had a total of eleven installations of our Energy Miser system in five states.

We have faced government agency constraints in the past in allowing us access to public water mains. We have spent an inordinate amount of time and effort over the past years in lobbying state and local government agencies to enact legislation to change water codes and rules to allow access to that market. We believe our product does not impose a health or any other risk on the potable water supply. The United States Department of Energy ("DOE") completed a study of the effects of geothermal water pumps connected to potable water mains and released the results in April 1998. The title of their report is "Municipal Water-Based Heat Pump Heating and/or Cooling Systems". Their findings on the water quality tests included the following: "From the limited number of installations that were sampled in the two states, it appears from the data that such systems have limited detectable impact on water quality, biological growth, metal concentration, and residual chlorine." The DOE study also concluded that geothermal heat pumps were 50% to 70% more energy efficient than other types of systems.

Despite our lobbying efforts and the DOE study, to date there has been very little done by government agencies to enact the above described legislation. As a result, we have recently refocused our marketing efforts toward entities that either own or control their own water systems. Entities and institutions where we are concentrating our efforts include military bases, school systems, state or city owned buildings, federal facilities, and large campus type facilities, such as colleges. These types of facilities utilize large quantities of water and in several instances control their own water system. We have had prior successes, though limited in scope, with military installations. We also believe smaller communities with less stringent government bodies and regulations will be good prospects for our energy saving products.

We have had inadequate capital in the past in order to mount a viable marketing plan for our product. Through past sales of our convertible debentures we have been able to produce updated brochures, an engineering manual, and have updated our website. In February 2001, we will provide FHP with these materials. FHP has verbally agreed to do a mass mail out of our materials to their nationwide sales force. We initially intend to hire internally up to three national sales representatives to call on all members of the FHP sales force to educate them as to the benefits offered by the Energy Miser system.
 .
We have also prepared a marketing presentation of the Energy Miser system which targets Energy Service Companies (ESCOs). ESCOs are subsidiaries of large power companies that market their power services to large energy usage clients such as federal buildings. Some of the power companies that have these ESCO subsidiaries include Reliant, Northern States Power, Duke and Southern California Edison. Some other corporations that also have ESCOs include Johnson Controls, Honeywell and Chevron. The creation of ESCOs stemmed from a federal mandate signed in 1993 by President Clinton called the Climate Change Action Plan. It basically mandates that all federally owned facilities save 30% of their total energy consumption by the year 2010. ESCOs offer performance contracting for projects generally greater than $10 million, most of which require retrofitting heating and cooling systems. ESCOs implement systems that provide the greatest percentage of energy reduction to maximize savings benefits and focus on the shortest return on investment cycle. We cannot assure you that the marketing program will produce the desired results of substantially increasing revenues or profitability.

PRODUCTS

The DeMarco Energy Miser Heating and Cooling System

The Energy Miser is a patented geothermal heat pump system utilizing the municipal water main or any other underground piping loop to heat, cool and provide domestic hot water for buildings. Based on the results from our limited prototype installations and a DOE study, we believe these heat pumps are from 30% to 70% more efficient than other methods for heating and air conditioning. Monthly operating costs are significantly lower than other methods.

A traditional heat pump system transfers energy to and from outside air. Geothermal heat pumps normally use the heat absorbing, or heat supplying, capacity of large bodies of water such as lakes, ponds, water wells or specially constructed networks of pipe called ground loops. The requirements for a "large body of water" as the external source or the costly excavating required for the heat pump, imposes three constraints on anyone wanting to take advantage of the system. The first is the need to be located near such a body of water if a natural source is going to be used. The second is the added expense of drilling a water well. The third is the need for enough property to accommodate the underground installation of several hundred feet of plastic pipe.

The Energy Miser system is a geothermal heat pump system that uses water to provide the thermal energy needed to heat and cool. Our system is different in that it utilizes municipal water mains, reused water or any other managed water supply. There is no need for ground loops, wells, chillers, cooling towers or boilers. We believe this makes the Energy Miser system much more viable for the consumer market. Although some government regulators and others have expressed concerns about the integrity of the water, we believe the concerns are unfounded because the water simply passes through a double walled plate heat exchanger with no chance of contamination and is returned to the water source with only a slight temperature change.

The Energy Miser system has to date (pending the outcome of the second patent application for the utilization of reuse water sources) only utilized potable water systems as demonstrated within several military bases, as well as other commercial and institutional applications nationwide. If the patent for the utilization of reuse water is approved we believe we will have greater success in gaining acceptance from government regulators, as their concerns over contamination of the potable water supply will be lessened. These reuse water sources are controlled at the municipal level and we intend to launch marketing efforts in cities using or proposing to implement reuse water systems. Although we anticipate an increase in revenues if the reuse water patent is approved there can be no assurances that such marketing efforts will have their intended effect of increasing revenues or profitability.

Energy Efficient Lighting Systems

We have not been involved in energy efficient lighting systems in the past, however, we have recognized the need to either acquire an entity that is or joint venture with such an entity. We have found that most projects that we are bidding on for our air conditioning and heating systems also require the installation of energy efficient lighting. We believe that by combining the bidding process for both types of energy saving services we can generate additional sales revenues. However, we cannot assure you that such additional sales will occur.

We have signed Strategic Partnership agreements with Lighting Management Consultants (LMC) in Houston, Texas and Sli, Inc. in Dallas, Texas. These agreements provide for forthcoming lighting projects awarded to DeMarco Energy to be performed by LMC within their geographic business environment and by Sli for all areas outside of LMC's region. Both agreements are currently in force but can be terminated by either party with 60 days written notice. LMC and Sli will be responsible for all aspects of the lighting projects including performing energy audits, preparing the lighting bids and completing the installation per the terms of the project requirements. We will receive 5% of the revenue generated from all accepted bid contracts. As of the date of this filing there have been no sales generated from these agreements.

In commercial facilities, lighting typically represents 30 to 40 percent of a commercial facility's energy consumption. By reducing the kilowatts used for lighting, utility costs can be reduced. Efficient lighting systems can reduce consumption by as much as 50 percent, without reducing lumens.

The lighting retrofit services may be offered as a combined package with the DeMarco Energy Miser system, creating a marketing/sales program based upon return on investment time parameters. Sub-contractors generally located within the geographic region of the project perform lighting retrofit installations. These sub-contractors are identified, recruited and managed by DeMarco's strategic partners. As of the date of this filing, we have not initiated sales efforts for lighting products.

RECENT DEVELOPMENTS

On October 10, 2000, we retained the services of Marschall Design, a fifteen-year-old corporate image consulting company. Marschall will assist us in our marketing efforts. Marschall anticipates that the new media materials will be available for release in February of 2001. Marschall will assist with brochures, tradeshow display, stationery, web design plus any other areas requiring image design and enhancements.

PWG Media of Austin, Texas has been retained by us to build an effective corporate visual program. An eight-minute video describing the Energy Miser system became available in December of 2000. Marschall and PWG have worked together in the past to assist each other and their clients with image design and image conveyance measures.

During the eight-month period from January through August 2000, we issued a series of convertible debentures bearing 8% interest. A total of $229,000 was raised from this issuance. The debentures mature in 24 months from the time of issue. Interest payments are calculated quarterly and totaled upon conversion and included in the stock distribution. The debentures carry various conversion rights ranging from $0.10 to $0.45 a share. The holders have the right to convert any or all of the principal into our common stock at any time after the first 12 months from issuance. If all debenture holders elect to convert, we will issue approximately 1.2 million shares of our common stock to the holders and be relieved of the debt. We utilized the proceeds of these convertible debentures to reduce accounts payable and for operating expenses.

We are currently finalizing a convertible debt offering of $1,500,000 (see "Liquidity and Capital Resources") that will be directed toward acquisitions, marketing, internal corporate infrastructure development, and/or general administrative expenses. We received the first $500,000 from this debt offering on September 27, 2000. As part of this debt offering we have filed a SB-2 registration statement with the Securities and Exchange Commission to register 22,826,086 of our common stock.

On November 28, 2000, we in conjunction with the O'Connor Company of Rapid City, South Dakota were issued the design-win for the DeMarco Energy Miser heating and cooling system. The system will be installed in the Community Center in Belle Fourche, South Dakota. This is a community center that includes an olympic size pool, a basketball court, locker rooms, meeting rooms, and a 200-seat auditorium.

The 67,000 square foot facility has an estimated heating and cooling equipment sales price of $106,000, which does not reflect installation costs. We anticipate receiving our standard royalty payment of approximately 20% of the sales price during first quarter of the calendar year 2001. The first purchase order for 3 of the 18 units has been issued, and the remaining 15 units will be ordered within 30 - 60 days. FHP will be manufacturing the units.

In November of 2000, we hired a vice president of sales and marketing. This position will initially focus on establishing relationships with Energy Miser sales representatives and vendors, developing existing markets and providing the tools needed to create an additional direct sales revenue stream. We cannot assure you that these efforts will be successful.

FINANCIAL CONDITION AND CHANGES IN FINANCIAL CONDITION

OVERALL OPERATING RESULTS:

Three months ended December 31, 2000 compared to three months December 31, 1999:

We had no royalty revenue for the quarters ended December 31, 2000 and December 31, 1999. Other income of $900 for the current quarter was interest income earned on our money market account. Operating expenses for the December 31, 2000 quarter were $177,000 as compared to $49,000 for the comparable quarter in 1999. The primary expense categories with the largest increases during the quarter ended December 31, 2000, as compared to the quarter ended December 31, 1999, were as follows:

         o Accountant's fees increased $5,000 for a total of $6,000 for the quarter. These fees were incurred in connection with our annual audit.

         o Advertising was $33,000 for the quarter which represents an increase of $23,000 over the prior year quarter. This increase was part of our continuing plan to increase our product exposure.

         o Travel expenses were $17,000 for the quarter as compared to $0 for the prior year. These expenditures were incurred in attending trade shows.

         o Legal and professional fees increased $23,000 to a total of $25,000. These fees were incurred in connection with the current SB-2 filing and the filing of our annual 10KSB and quarterly filing of our 10QSB as well as for general corporate matters.

         o Our payroll for the quarter was $43,000, which represents an increase of $30,000 over the prior year. We added a vice president of sales during the quarter and an administrative assistant.

LIQUIDITY AND CAPITAL RESOURCES:

We have recently been financed through a private equity offering that ended during the third quarter of 1999 and a convertible debenture offering that began in the first quarter of 2000, and have been supported in the interim by loans from our President and Chief Executive Officer, Victor DeMarco.

DeMarco Energy completed a convertible debenture debt offering of $229,000 that began in January 2000 and concluded in August 2000. The proceeds were utilized for repayment of accounts payable and operating expenses.

On September 26, 2000, we entered into an agreement with AJW Partners, LLC. and New Millennium Capital Partners II, LLC. (the "Debenture Holders") for the private placement of $1,500,000 of our 10% Secured Convertible Debentures. These debentures are convertible into shares of the Common Stock of DeMarco Energy based on the terms listed below. The funding of the debentures will occur in two phases. The first $500,000 (less legal expenses of $25,000 and consulting fees of $20,000) was received by us on September 27, 2000. The remaining $1,000,000 will be funded within 30 days following the effective registration with the Securities and Exchange Commission of the underlying shares of our common stock. We anticipate utilizing the funds as follows:

                  o  Legal fees incurred with the private placement  $   25,000
                  o  Consulting incurred with the private placement      20,000
                  o  Paying outstanding accounts payable                 50,000
                  o  New Company video for advertising                   19,000
                  o  New Company brochure and logo                       10,000
                  o  Updating supplies with new logo                      5,000
                  o  New engineering manual                              10,000
                  o  Updating the Company website                        25,000
                  o  Ongoing attorney's fees                             25,000
                  o  3 months operating expenses                         61,000
                  o  Marketing efforts                                  450,000
                  o  Set aside for potential acquisitions               800,000
                                                                     ----------
         Total                                                       $1,500,000

The aforementioned $1,500,000 of convertible debentures is a part of a term sheet agreement with AJW Partners, LLC. and New Millennium Capital Partners II, LLC. which calls for up to a total of $8,000,000 of convertible debentures to be issued over a one-year period ending on September 1, 2001. The term sheet agreement is not binding on either party and additional purchases of our convertible debentures will be based on a mutually agreeable use of proceeds from the sale of these debentures.

The primary terms of the September 2000 Convertible Debentures are as follows:

-        Entire principal amount will mature on September 26, 2001.

- Debentures bear 10% interest per annum with interest payments due quarterly.

         Interest to be paid in cash or shares of Common Stock at the option of the debenture holders.

- The debenture holders have the option to convert any unpaid principal and accrued interest into shares of our Common Stock at any time after the original issue date (subject to certain limitations).

- The conversion price per share in effect on any conversion date shall be the lesser of (1) $0.34 per share or (2) 60% of the average of the lowest three inter-day trading prices during the ten trading days immediately preceding the applicable conversion date.

- The debentures bear a mandatory prepayment penalty of 130% of the principal and all accrued interest being prepaid.

- The debentures are secured by all unpledged assets of DeMarco Energy, including our current and pending patents.

- DeMarco Energy is required to file a SB-2 Registration Statement with the Securities and Exchange registering 200% of the Common Stock underlying the debentures.

The Secured Convertible Debenture Purchase Agreement, the DeMarco Energy Systems of America, Inc., 10% Secured Convertible Debenture, the Security Agreement, the Intellectual Property Security Agreement, the Registration Rights Agreement, and the Escrow Agreement were all filed electronically as Exhibits to the Securities and Exchange Commission Form 8-K filed with the Commission on October 11, 2000.

We are exploring the possibility of acquiring a company that would be complementary to our current operations. We believe that the acquisition of a small energy design engineer firm would be very beneficial to our operations. However, at this point we have not identified any one specific company regarding acquisition possibilities.

We had an unrestricted cash balance of $6,000 at December 31, 2000 as compared to a cash balance of $23,000 at June 30, 2000. We also have $250,000 of cash being held in escrow pending a successful registration of the aforementioned common stock. This decrease in unrestricted cash balances was caused by our funding of operations for the current six-month period out of the partial proceeds we received from the convertible debenture offering. We anticipate that with the complete funding of the debentures we will be able to substantially increase our marketing presence for the foreseeable future. We cannot assure you that these efforts will have the desired effect of increasing sales.

We had negative working capital of $527,000 at the end of December 31, 2000 as compared to negative working capital of $382,000 at the end of the prior fiscal year end, June 30, 2000. This decrease in negative working capital is primarily the result of increasing our current debt through the partial funding of the Secured Convertible Debentures in September 2000.

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

FORWARD-LOOKING INFORMATION

From time to time, we or our representatives have made or may make forward-looking statements, orally or in writing. Such forward-looking statements may be included in, but not limited to, press releases, oral statements made with the approval of an authorized executive officer or in various filings made by us with the Securities and Exchange Commission. Words or phrases "will likely result", "are expected to", "will continue", "is anticipated", "estimate", "project or projected", or similar expressions are intended to identify "forward-looking statements". Such statements are qualified in their entirety by reference to and are accompanied by the above discussion of certain important factors that could cause actual results to differ materially from such forward-looking statements.

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

                           Date   February 14, 2001

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                           By     /s/  Victor M. DeMarco
                                  Victor M. DeMarco, President/
                                  Chief Operating Officer

                           Date   February 14, 2001