Form 10KSB40/A
period 2000-06-30
DEMARCO ENERGY SYSTEMS OF AMERICA INC
filed 2001-02-20
CIK 1093993

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                               FORM 10-KSB/A NO. 1

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of June 30, 2000, the Company had outstanding 22,839,414 shares of its common stock, par value $0.001.

                     Transitional Small Business Disclosure
                          Format (Check one): Yes     No  X
                                                  ---    ---

                   Page 1 of 36 consecutively numbered pages.
                        Exhibit index appears on page 31.

                                TABLE OF CONTENTS

ITEM NUMBER AND CAPTION                                                                                 PAGE
-----------------------                                                                                 ----
PART I

  ITEM 1.     DESCRIPTION OF BUSINESS                                                                    4
  ITEM 2.     DESCRIPTION OF PROPERTY                                                                    8
  ITEM 3.     LEGAL PROCEEDINGS                                                                          8
  ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF
              SECURITY HOLDERS                                                                           8

PART II

  ITEM 5.     MARKET FOR REGISTRANTS COMMON EQUITY AND
              RELATED STOCKHOLDER MATTERS                                                                9
  ITEM 6.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION OR PLAN OF OPERATION                                                  12
  ITEM 7.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA                                               16
  ITEM 8.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
              ON ACCOUNTING AND FINANCIAL DISCLOSURE                                                    17

PART III

  ITEM 9.     DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND
              CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a)
              OF THE EXCHANGE ACT                                                                       27
 ITEM 10.     EXECUTIVE COMPENSATION                                                                    27
 ITEM 11.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
              OWNERS AND MANAGEMENT                                                                     27
 ITEM 12.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                                            28
 ITEM 13.     EXHIBITS AND REPORTS ON FORM 8-K                                                          28

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

BUSINESS

DeMarco Energy Systems, Inc., a Texas corporation, was founded by Mr. Louis DeMarco, father of Victor DeMarco, our current Chairman, President and Chief Executive Officer and began operations in June 1983. On November 17, 1989, Mr. DeMarco, as an individual, acquired a majority interest in Fountain Head, Inc., a public shell corporation with shareholders but no operations. We completed a reverse merger with this shell on December 1, 1989, thereby becoming a publicly traded corporation, and changed the name of our company to DeMarco Energy Systems of America Inc. (or, "DeMarco Energy "), a Utah corporation.

Mr. DeMarco and two engineers, who became employees of DeMarco Energy received a systems patent on September 3, 1985, that was later assigned to DeMarco Energy Systems, Inc. in December 1989 in exchange for 10,396,790 shares of our common stock. Of these issued shares, Mr. Victor DeMarco, received 4,900,000 shares from his father. The remaining shares were issued to Mr. Louis DeMarco for the rights to the patent. The patent revolves around the interface with a municipal water main and has three basic components. The first is taking water out of the municipal water main and running it through a heat exchanger and returning the water to the municipal water main. Secondly, the water running through a heat exchange device; and third that heat exchange device being an integral part of a geothermal heat pump. Our patent consists of all three of these components connected together in a specific series. The patent is, therefore, primarily an installation technology. This patent will expire on September 3, 2005.

We provide energy solutions for commercial and residential applications. We sell an efficient heating/cooling system called the "Energy Miser". The Energy Miser is a patented geothermal heat pump system utilizing the municipal water main or any other underground piping loop to heat, cool and provide domestic hot water for buildings. Based on the results from our limited prototype installations and a Department of Energy study, we believe these heat pumps are from 30% to 70% more efficient than other methods for heating and air conditioning. Monthly operating costs are significantly lower than other methods.

In two of our initial prototype installations in South Dakota, the Energy Miser reduced the annual energy cost to air condition and heat a facility by 36% at one location and 72% at the other site. Since our inception we have installed eleven of our Energy Miser systems in five states. We do not have baseline information from the other installations from which we can measure reductions in energy consumption because they are new installations. We cannot assure you that a specific percentage savings will occur in future installations of our system.

We derive our revenue in the form of royalties from sales of the Energy Miser system. We have an exclusive brand name agreement with Florida Heat Pump Manufacturing Inc. ("FHP") located in Florida. FHP manufactures the units, labels them with the DeMarco Energy Miser name and sells them through their existing dealer/distributor network. Since the origination of this agreement (September 14, 1990) to date there have been a minimal number of units sold. We believe there are at least three (3) reasons for this lack of sales. The primary reason has been the reluctance of various government agencies to allow us to tap into municipal water mains for fear of contamination of the potable water (public drinking water). Another has been our lack of sufficient operating capital to properly develop a solid marketing campaign to promote our systems and gain exposure to potential customers. And the last reason has been the need for an adequate engineering manual to assist sales representatives and dealers to understand the intricacies of the system and give them a visual method to promote our products to potential consumers. We now have that manual completed and ready for distribution.

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

Despite our lobbying efforts and the DOE study, to date there has been very little done by government agencies to enact the above described legislation. As a result, we have refocused our marketing efforts toward entities that either own or control their own water systems. Entities and institutions where we are concentrating our efforts include military bases, school systems, state or city owned buildings, federal facilities, and large campus type facilities, such as colleges. These types of facilities utilize large quantities of water and in several instances control their own water system. We have had prior successes, though limited in scope, with military installations. We also believe smaller communities with less stringent government bodies and regulations will be good prospects for our energy saving products.

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

In July 1996, we founded Cyberlink Systems, Inc. ("Cyberlink"), a wholly owned subsidiary. Cyberlink which was organized to refurbish and market used computer components such as computer monitors and printers. Due to the continued decline in costs of new computer equipment our profit margins eroded and continuing to operate became unfeasible. Cyberlink ceased doing business in 1998. All activities regarding Cyberlink were wound down over the next year and it was dissolved in June 2000.


THE PRODUCTS

The DeMarco Energy Miser Heating and Cooling System

A traditional heat pump system transfers energy to and from outside air. Geothermal heat pumps normally use the heat absorbing, or heat supplying, capacity of large bodies of water such as lakes, ponds, water wells or specially constructed networks of pipe called ground loops. The requirements for a "large body of water" as the external source or the costly excavating required for the heat pump, imposes three constraints on anyone wanting to take advantage of the system. The first is the need to be located near such a body of water if a natural source is going to be used. The second is the added expense of drilling a water-well. The third is the need for enough property to accommodate the underground installation of several hundred feet of plastic pipe.

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


The Energy Miser system has to date (pending the outcome of the second patent application for the utilization of reuse water sources) only utilized potable water systems as demonstrated within military bases, as well as other commercial and institutional applications nationwide. If the patent for the utilization of reuse water is approved we believe we will have greater success in gaining acceptance from government regulators as their concerns over contamination of the potable water supply will be lessened. These reuse water sources are controlled at the municipal level and we intend to launch marketing efforts in cities using or proposing to implement reuse water systems. Although we anticipate an increase in revenues if the reuse water patent is approved there can be no assurances that such marketing efforts will have their intended effect of increasing revenues or profitability.


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

We have signed a Strategic Partnership agreement with Lighting Management Consultants (LMC) in Houston, Texas. The agreement provides for forthcoming lighting projects awarded to DeMarco to be performed by LMC within their geographic business environment. This agreement was signed on December 20, 1999 and will continue in force until terminated by either party with 60 days written notice. All projects that are in place at the time of termination will be completed by LMC. LMC will be responsible for all aspects of the lighting project including performing energy audits, preparing the lighting bids and completing the installation per the terms of the project requirements. We will receive 5% of the revenue generated from all accepted bid contracts. Additionally, we have entered into a Strategic Partnership with SLi, Inc. (NYSE:SLI), which provides for SLi to perform lighting retrofit and energy management services for DeMarco awarded contracts outside the parameters, scope and geography of the LMC partnership. This agreement was signed May 19, 2000 and contains the same termination and responsibility provisions as the LMC agreement. As of the date of this filing there have been no sales generated from these agreements.

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

On June 27, 2000, we signed a letter of intent to acquire Lighting Management Consultants. Terms of the acquisition included cash and stock for one hundred percent of the equity in LMC. Because of the results of financing and certain conditions arising from the negotiations of the acquisition, both parties to the letter of intent have agreed to place on hold and revisit the acquisition discussions in 2001.

MARKETING AND COMPETITION

We market and sell our Energy Miser system through a brand name partnership agreement with FHP, of Ft. Lauderdale, Florida, and via exposure through the Geothermal Heat Pump Consortium. The Geothermal Heat Pump Consortium is a consortium of over 80 of the largest utilities in the United States. A majority of the heat pump manufacturers deal with the Environmental Protection Agency ("EPA"). These utilities and manufacturers have formed what is called the Geothermal Heat Pump Consortium or Geo Exchange based in Washington, D.C. This is our industry association. It provides a constant source of leads and technical papers and research materials. DeMarco and FHP focus primarily on the commercial and institutional markets. We display the Energy Miser at trade shows in booths for public exhibition and education. In addition to trade shows, we market the Energy Miser directly to end users, architects, designers and installers of HVAC (Heating, Ventilation and Air Conditioning) equipment. The market for HVAC equipment and installation exceeds $10 billion (according to the Markintel Report, an InvesText market research firm in Boston, MA.) annually and is expected to eclipse $17.5 billion (Markintel Report) by year-end 2002. In this business segment, we are in competition with all other producers of HVAC systems, most of which are more firmly established in the marketplaces and have substantially greater financial resources than us.

GOVERNMENT REGULATION

A significant obstacle we have confronted in the marketing of the Energy Miser is local governmental interpretation and regulation. Local water regulations vary from one local government agency to the next but most are centered around concern over contamination of the local potable water supply. The Energy Miser requires a constant flow of water, the volume of which must increase as the amount of space to be air-conditioned and or heated increases. For many applications, this requires connecting into the public water supply to gain access to "main" water lines. In some cases public officials in charge of maintaining public water supplies challenge any such tapping into the public potable water supply. We contend that the Energy Miser does not use water - it only uses the thermal properties of the water, meaning that the water removed from the main is returned at a slightly different temperature. We are not aware of any proof to support water quality concerns of public officials (See the DOE report under "Business"). However, we can offer no assurances that we will ever be able to overcome the concerns of public water officials.

At the federal level there has been some positive impact from government relations. The Climate Change Action Plan was signed in 1993. This required all federally owned facilities to save 20% of their total energy consumption by 2005. That act has been revised twice, and, as of 1999, federal facilities were required to save 35% of their total energy consumption by 2010. This is a federal mandate. Most of the military and federal buildings have not met this goal. We believe most of the military and federal facilities are continuing to attempt to find ways to save energy. We further believe our technology has the ability to save the government facility that energy percentage requirement just by changing to our air conditioning and heating system technology. On the negative side, the federal government does not have any regulations (i.e. the EPA or federal plumbing codes). There are no federal codes drawn around the use of municipal water for this purpose, which means we are subject to the varying local laws.

According to information obtained from the City of Austin, Texas web site (http://www.ci.austin.tx.us/wri/waterreuse.htm), secondary water systems have been used for more than twenty years, and recently became the initiative of approximately 2,000 communities throughout the United States. Currently, more than 1,500 cities worldwide employ this technology as a water conservation measure. Secondary water systems provide water treated to a standard less than that of potable water, and referred to as either reuse, gray, or brown water. This water type is used for applications other than human or animal consumption, such as cooling towers and boiler systems, lawn sprinklers and fire prevention.

RECENT DEVELOPMENTS

The Counsel of Governments in Washington, D.C. has awarded a contract to PG&E Energy Services (an Energy Services Company, or ESCO (NYSE:PCG)), whose bid included the DeMarco Energy Miser for geothermal heating and cooling systems for upgrades and retrofits. PG&E Energy Services division was recently acquired by a Chevron Energy Solutions division (NYSE:CHV). PG&E Energy Services management has confirmed that our contract was conveyed in the sale and we have received confirmation from Chevron of their acceptance of this conveyance. The project is expected to include retrofitting 154 public schools, 4000 HUD homes, plus government owned facilities throughout the jurisdiction of the Counsel of Governments.


We have estimated that the heating and cooling portion of this contract could represent up to $50,000,000 in sales of our systems for FHP (the manufacturer of the Energy Miser) if our bids are accepted, with our portion of the royalties ranging from $5,000,000 to $10,000,000. Work on the contract has been rescheduled to begin as early as the spring of 2001. We have received confirmation from Chevron that they want to use our technology at the water treatment facility in Washington D.C. and we will be making a presentation in the first quarter of calendar year 2001 to the Counsel of Governments to give them a better understanding of the benefits of our Energy Miser system. There can be no assurances that our bids will be acceptable for these projects.

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

ITEM 2. DESCRIPTION OF PROPERTY

We occupy approximately 1,200 square feet of office space at 12885 Hwy 183, Suite 108-A, Austin, Texas 78750. We own no property other than office furniture, equipment, software and the patent for the Energy Miser System.

We currently employ 4 full time people. It is anticipated that up to 20 additional personnel will be required to meet the demands of the projected market over the next five years. Most of these positions will be added in the areas of sales, marketing and project management as our projected volume increases. We cannot assure you that such volume increases will occur.


ITEM 3. LEGAL PROCEEDINGS

We are not a party to any material legal proceedings, and no material legal proceedings have been threatened by or, to the best of our knowledge, against us.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company did not hold a shareholders meeting during the time period covered by this report.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED
        STOCKHOLDER MATTERS

MARKET FOR COMMON STOCK

The Common Stock is traded in the over-the-counter market and quoted on OTC EBB under the symbol "DMES" and quoted in the pink sheets published by the National Quotations Bureau. Since 1990, from time to time, a very small number of securities broker-dealers published only intermittent quotations for the Common Stock, and there was no continuous, consistent trading market. The trading volume in the Common Stock has been and is extremely limited. During the above period, the limited nature of the trading market created the potential for significant changes in the trading price for the Common Stock as a result of relatively minor changes in the supply and demand for Common Stock and perhaps without regard to our business activities. Because of the lack of specific transaction information and our belief that quotations during the period were particularly sensitive to actual or anticipated volume of supply and demand, we do not believe that such quotations during this period are reliable indicators of a trading market for the Common Stock.

As of June 30, 2000, there were approximately 1,500 holders of record of our Common Stock.

TRANSFER AGENT

The transfer agent for our Common Stock is Fidelity Transfer Company, 1800 South West Temple, Salt Lake City, Utah 84115.


Subject to the above limitations, we believe that during the eight fiscal quarters preceding the date of this filing, the high and low sales prices for the Common Stock during each quarter are as set forth in the table below (such prices are without retail mark-up, mark-down, or commissions). The sales prices were obtained from the stock sales history charts from the on-line stock quote site quicken.com. Quicken quotes are provided by S&P Comstock Historical information supplied by Iverson Financial Systems.


  QUARTER ENDED                 HIGH         LOW
------------------              ----         ----
June 30, 2000                   .875         .281
March 31, 2000                  .531         .125
December 31, 1999                .25         .125
September 30, 1999               .35         .125
June 30, 1999                   .281         .125
March 31, 1999                   .53         .125
December 31, 1998               .281         .094
September 30, 1998              .375         .125


We have not paid any dividends to date. We can make no assurance that our proposed operations will result in sufficient revenues to enable profitable operations or to generate positive cash flow. For the foreseeable future, we anticipate that we will use any funds available to finance the growth of our operations and that we will not pay cash dividends to stockholders. The payment of dividends, if any, in the future is within the discretion of the Board of Directors and will depend on our earnings, capital requirements, restrictions imposed by lenders and financial condition and other relevant factors.

RECENT SALES OF UNREGISTERED SECURITIES

On September 13, 1999, we completed a private placement (the "Placement") of 696,852 shares of our Common Stock to 33 individual and institutional investors. The aggregate sales proceeds of the Placement were $174,300. We believe that the issuance of shares of Common Stock in the Placement was exempt from the registration requirements of the Securities Act under Rule 504 under the Securities Act. There was no underwriter involved and all persons acquiring the stock were accredited investors.

During the eight-month period from January through August 2000, we issued a series of convertible debentures bearing 8% interest. A total of $229,380 was raised from this issuance. The debentures mature in 24 months from the time of issue. Interest payments are calculated quarterly and totaled upon conversion and included in the stock distribution. The debentures carry various conversion privileges ranging from $0.10 to $0.45 a share. The debenture holders have the right to convert any or all of the principal into our Common Shares at any time after the first 12 months from issuance. If all debenture holders elect to convert, we will issue approximately 1,200,000 shares of our Common Stock to the holders and be relieved of the debt. We believe that the issuance of shares of Common Stock in the Placement was exempt from the registration requirements of the Securities Act under Rule 504 under the Securities Act. There was no underwriter involved and all persons acquiring the debentures were accredited investors. The following table lists the amount of debentures issued and the date of issuance:

   DEBENTURE AMOUNT                    ISSUE DATE
---------------------------------   ----------------
                    $       2,500   January 20, 2000
                           10,000   January 20, 2000
                            3,000   January 20, 2000
                            1,000   January 20, 2000
                            3,000   January 20, 2000
                              200   January 22, 2000
                            2,000   January 26, 2000
                            2,500   January 26, 2000
                            1,000   January 26, 2000
                            2,000   January 26, 2000
                            3,000   January 26, 2000
                            2,500   January 26, 2000
                            1,000   January 26, 2000
                              500   January 26, 2000
                            2,500   January 26, 2000
                              500   January 26, 2000
                            1,000   January 26, 2000
                              500   January 26, 2000
                            2,000   January 26, 2000
                            1,000   January 26, 2000
                              500   January 26, 2000
                            1,000   January 26, 2000
                            7,000   January 30, 2000
                            1,000  February 15, 2000
                            1,000  February 16, 2000
                            4,000  February 17, 2000
                            1,000  February 29, 2000
                            1,000     April 11, 2000
                           22,500     April 13, 2000
                            3,000     April 19, 2000
                            3,000       May 11, 2000
                            5,000       May 12, 2000
                            3,000       May 25, 2000
                            5,000       May 26, 2000
                            6,000       June 5, 2000
                           35,000       June 9, 2000
                            2,500       June 9, 2000
                            2,500      June 13, 2000
                           57,500    August 25, 2000
                           26,180    August 28, 2000
                   --------------
                   $      229,380

On September 26, 2000, we entered into an agreement with AJW Partners, LLC. and New Millennium Capital Partners II, LLC. for the private placement of $1,500,000 of our Secured Convertible Debentures. These debentures are convertible into shares of our Common Stock. The funding of the debentures will occur in two phases with the first $500,000 (less legal and consulting fees of $45,000) being received by us on September 27, 2000. The remaining $1,000,000 will be funded within 30 days following the effective registration with the Securities and Exchange Commission of the underlying securities of DeMarco Energy. If all debenture holders elect to convert, we will issue approximately 10,869,564 shares of our Common Stock to the holders and will be relieved of the debt. Since the debentures were sold in a private transaction, solely to accredited institutional investors, we believe that the issuance of the debentures was exempt from registration requirements of the Securities Act under Regulation D and Section 4(2) of the Securities Act.

Mr. Victor DeMarco, the Company's controlling shareholder and Chief Executive Officer and director had personally loaned us approximately $99,000 through the period ended June 30, 2000. On September 29, 2000, Mr. DeMarco converted this entire debt into 1,650,000 shares of our Common Stock at a conversion price of $0.06 per share. Because Mr. DeMarco is an officer and director of DeMarco Energy, we believe the issuance of shares to Mr. DeMarco was exempt from the registration requirements of the Securities Act under Regulation D and Section 4(2) of the Securities Act.

Mr. Peter Des Camps, formerly our Senior Vice President of Corporate Development also serves as President and Chief Executive Officer for Lead Capital Ventures ("LCV"), a private investment company formed in 1999. LCV paid a debt of DeMarco Energy in the amount of $20,000 and acquired the Common Stock conversion rights associated with that debt. The conversion rights were at $0.156 per share which resulted in 133,333 shares of Common Stock being issued to LCV. This transaction occurred on September 29, 2000. Because LCV is an accredited institutional investor and Mr. Des Camps was an officer of DeMarco Energy, we believe this transaction was exempt from registration requirements of the Securities Act under Regulation D and Section 4(2) of the Securities Act.

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

FINANCIAL CONDITION AND CHANGES IN FINANCIAL CONDITION

Overall Operating Results

Fiscal year ended June 30, 2000 compared to fiscal year ended June 30, 1999:

We had net royalty revenues of $22,000 for the fiscal year ended June 30, 2000. Prior year royalty revenues were $3,000. We anticipate that increased marketing efforts in the future will generate ample revenues to sustain the anticipated growth of DeMarco Energy. Marketing expenses for the current fiscal year amounted to approximately $39,000. Prior year marketing expenses were approximately $11,000. These expenses were incurred primarily in the development of the Energy Miser Engineering Manual. It is anticipated that the development and distribution of this manual will aid sales representatives in their presentations to prospective customers and therefore lead to increased sales of our systems. In addition, we expect to see increased revenue upon the initiation of the PG&E Energy Services (now a subsidiary of Chevron Corporation), contract with the Council of Governments in Washington, D.C. (See "Recent Developments"). We can give no assurances that such sales will occur. Operating expenses and interest expenses increased $27,000 or 10% to $293,000 as compared to the prior year expenses of $266,000. The primary areas where expenses increased were in legal fees, which increased to $36,000 for the current year as opposed to $14,000 for the prior year. These fees were incurred in connection with the recent patent application and in registering our securities pursuant to the Securities Exchange Act of 1934 in November 1999. Other expense items which increased during the current year were accounting fees incurred with the audit of our financials. These fees were $21,000 for the current period as compared to $11,000 for June 1999. We also increased expenditures for advertising from $2,000 in 1999 to $27,000 for 2000. These expenses were for updating our advertising brochures. Travel also increased from $12,000 for the prior year to $27,000 for the current period. These travel expense increases were incurred in conjunction with attending more trade shows and evaluating acquisition prospects.

Other income was $0 for the current year as compared to $10,000 for the prior year. In the prior year we paid $50,000 earnest money to an acquisition target for exclusive rights to negotiate the acquisition. The contract provided for full refund of the earnest money, secured by the accounts receivable of the target company, if the acquisition could not be completed. The acquisition was never completed, and we exercised our right to a refund of the earnest money. Ultimately, we collected $60,000 as a refund of the earnest money which included $10,000 as reimbursement of expenses which was included in other income.

We incurred a net loss for the current fiscal year of $271,000 as compared to a net loss of $187,000 from continuing operations for the prior fiscal year. We continue to closely monitor expenses and anticipate focusing our expenditures on marketing efforts for the foreseeable future. The prior year loss includes a one-time gain of $66,000, included in extraordinary items, for the forgiveness of debt owed to the former majority shareholder, Louis DeMarco. The loss from continuing operations for the fiscal year ended June 30, 1999 would have been $253,000 if that gain had been excluded.

One sale was completed during the first quarter of fiscal year 2000. The U.S. Government authorized the Marine Air Station in Beaufort, South Carolina to purchase the DeMarco Energy Miser heating and cooling system and employ the base's water main. The gross sale for the system was $220,000, and during the second quarter of calendar year 2000, we received royalty compensation of $21,906. DeMarco Energy and FHP have previously agreed to a standard royalty fee of twenty percent, however, under certain circumstances, and with our prior approval, this fee may be negotiated as part of the bidding process. The Beaufort, South Carolina installation was subject to such negotiation. The sales process for this installation site from bid notification until contract a ward required approximately one year. The sales process for the Energy Miser systems can range from as little as one month to as much as two years based on our prior experience.

LIQUIDITY AND CAPITAL RESOURCES:

We have recently been financed through a private equity offering that ended during the third quarter of 1999 and a convertible debenture offering that began in the first quarter of 2000, and have been supported in the interim by loans from our President and Chief Executive Officer, Victor DeMarco.

DeMarco Energy completed a convertible debenture debt offering of $229,000 (see "BUSINESS") that began in January 2000 and concluded in August 2000. The proceeds were utilized for repayment of accounts payable and operating expenses.

On September 26, 2000, we entered into an agreement with AJW Partners, LLC. and New Millennium Capital Partners II, LLC. (the "Debenture Holders") for the private placement of $1,500,000 of our 10% Secured Convertible Debentures. These debentures are convertible into shares of the Common Stock of DeMarco Energy. The funding of the debentures will occur in two phases. The first $500,000 (less legal expenses of $25,000 and consulting fees of $20,000) was received by us on September 27, 2000. The remaining $1,000,000 will be funded within 30 days following the effective registration with the Securities and Exchange Commission of the underlying shares of our common stock. We anticipate utilizing the funds as follows:

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

We are exploring the possibility of acquiring a company that would be complementary to our current operations. We believe that the acquisition of a small energy design engineer firm would be very beneficial to our operations. We are currently looking for such a company in the Washington, D.C. area which would complement our involvement with the PG&E Energy Services contract (See:
"Recent Developments"). Another potential area for acquisitions would be small lighting retrofit organizations. Most projects on which we have bid in the past and plan on bidding in the future usually encompass both lighting retrofit and air conditioning and heating components in order to maximize the reduction in energy consumption. However, at this point we have not identified or contacted any one specific company regarding acquisition possibilities other than the contact with Lighting Management Consultants (See: "Recent Developments"), which has been put on hold at this time.

We had negative working capital of $382,000 at June 30, 2000 as compared to negative working capital of $87,000 at the end of the prior fiscal year end June 30, 1999. This increase in negative working capital is primarily the result of the funding of operations to date.

We had a cash balance of $23,000 at June 30, 2000 as compared to a cash balance of $3,000 at June 30, 1999. This increase in cash balances was caused by the funding of the aforementioned convertible debentures over the period from January through June of 2000. We used a portion of these proceeds to fund our operations for the current six-month period.

Variations in shareholder/insider debt (other than the issuance of the convertible debentures) are attributable to the settlement of the estate of Louis DeMarco, the prior majority shareholder, and the dissolution of Cyberlink Systems, Inc., a former subsidiary of DeMarco Energy (See:"BUSINESS"). Cyberlink ceased doing business in March 1998 and was officially dissolved in June 2000. DeMarco Energy continues to honor the outstanding obligations of Cyberlink which consisted of a $100,000 line of credit and 4 leases on various computer equipment. At this point, we have paid off the line of credit but still have approximately $50,000 remaining on the computer equipment leases. We continue to utilize the computer equipment under these leases. There have not been any defaults on these obligations to date.

NEW ACCOUNTING PRONOUNCEMENTS

We have adopted FASB Statement 128. It is not expected that we will be impacted by other recently issued standards. FASB Statement 128 presents new standards for computing and presenting earnings per share (EPS). The Statement is effective for financial statements for both interim and annual periods ending after December 15, 1997.

FASB Statement 131 presents news standards for disclosures about segment reporting. We do not believe that this accounting standard applies to us as all of our operations are integrated for financial reporting and decision-making purposes.

YEAR 2000 PREPAREDNESS

We have not been materially affected with Y2K problems to date.

INFLATION

Our results of operations have not been affected by inflation and we do not expect inflation to have a significant effect on its operations in the future.

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

ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          INDEX TO FINANCIAL STATEMENTS


                                TABLE OF CONTENTS

                                                                                                 PAGE
                                                                                                 ----
Independent Auditor's Report (Nathan M. Robnett, CPA)                                              F-2
Comparative Balance Sheet at June 30, 1999 and June 30, 2000                                       F-3
Comparative Statement of Operations for the Years ended
  June 30, 1999 and June 30, 2000                                                                  F-4
Comparative Statement of Cash Flows for the Year ended
  June 30, 1999 and June 30, 2000                                                                  F-5
Comparative Statement of Changes in Stockholders' Equity for
  The Two Years ended June 30, 2000                                                                F-6
Notes to Financial Statements                                                                      F-7

Report of Independent Auditors


To the Board of Directors of DeMarco Energy Systems, Inc.

We have audited the accompanying balance sheet of DeMarco Energy Systems, Inc. as of June 30, 1999 and June 30, 2000, and the related statements of income and retained earnings, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of DeMarco Energy Systems, Inc. as of June 30, 1999 and June 30, 2000, respectively, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.





Nathan M. Robnett, C. P. A.
September 5, 2000

DEMARCO ENERGY SYSTEMS, INC.
COMPARATIVE BALANCE SHEET
AS OF JUNE 30, 1999 AND JUNE 30, 2000

                                                                AS OF                 AS OF
                                                            JUNE 30, 1999         JUNE 30, 2000
                                                            -------------         -------------
ASSETS
      Cash and cash equivalents                              $     2,647           $    23,213
      Accounts Receivable                                         45,000                 3,241
                                                             -----------           -----------
          Total Current Assets                               $    47,647           $    26,454
                                                             -----------           -----------

Capital Assets:
      Fixtures, Equipment and Other                              149,045               151,137
      Accumulated Depreciation                                   (92,712)             (124,331)
                                                             -----------           -----------
          Total Fixed Assets                                 $    56,333           $    26,806
                                                             -----------           -----------

Other Assets:
      Patent Pending Costs                                   $     9,912           $     9,912
      Manuals Development                                                            10,000.00
      Accumulated Amortization                                   (248.00)            (1,330.00)
      Deposits                                                  1,000.00              1,000.00
                                                             -----------           -----------
                                                             $ 10,664.00           $ 19,582.00
                                                             -----------           -----------

TOTAL ASSETS                                                 $   114,644           $    72,842
                                                             ===========           ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
Current Liabilities:
      Accounts payable                                       $    46,108           $    37,656
      Promissory Note (Norwest Bank LOC)                          57,898                34,833
      Current Portion of Long-term Debt                           26,852                29,954
      Convertible Debentures                                                           197,000
      Other Current Liabilities                                    4,388                 1,775
      Note Payable to Shareholders                                                     107,451
                                                             -----------           -----------
          Total Current Liabilities                          $   135,246           $   408,669
                                                             -----------           -----------

      Long-Term Notes Payable                                     52,541                22,586
      Long-Term Notes Payable to Shareholders                     55,420                20,000
                                                             -----------           -----------

          TOTAL LIABILITIES                                  $   243,207           $   451,255
                                                             -----------           -----------

SHAREHOLDERS' EQUITY
      Common Stock, $0.001 par value,
          100,000,000 shares authorized and
          22,453,657 shares issued at 6/30/99                $    22,454           $    43,274
          and 22,839,414 shares issued at 6/30/2000
      Additional paid-in capital                               2,223,892             2,223,892
      Retained deficit                                        (2,164,379)           (2,435,049)
      Subscriptions Receivable                                  (210,530)             (210,530)
                                                             -----------           -----------
          TOTAL SHAREHOLDERS' EQUITY                            (128,563)             (378,413)
                                                             -----------           -----------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                   $   114,644           $    72,842
                                                             ===========           ===========


See Notes to Consolidated Financial Statements.

DEMARCO ENERGY SYSTEMS, INC.
COMPARATIVE STATEMENT OF OPERATIONS
FOR THE YEARS ENDED JUNE 30, 1999 AND JUNE 30, 2000

                                                     FOR THE YEAR         FOR THE YEAR
                                                         ENDED                ENDED
                                                    JUNE 30, 1999         JUNE 30, 2000
                                                    -------------         -------------
Revenues
       Royalty Fees                                  $     2,693           $    21,906
       Other Income                                       10,000
                                                     -----------           -----------
          Total Revenues                             $    12,693           $    21,906
                                                     -----------           -----------

Costs and expenses
       Selling and Administrative                        213,478           $   230,410
       Depreciation and Amortization                      31,890                32,949
       Interest                                           20,623                29,217
                                                     -----------           -----------
Total Costs and Expenses                                 265,991               292,576
                                                     -----------           -----------

Loss Before Extraordinary Items                      $  (253,298)          $  (270,670)

Extraordinary Items
       Forgiveness of debt                           $    66,356

Loss from Continuing Operations                      $  (186,942)          $  (270,670)
                                                     -----------           -----------

Discontinued Operations
       Loss from Operations of Discontinued
            Subsidiary (CyberLink)                   $   (10,032)

       Loss on disposal of Assets of
            Subsidiary (CyberLink)                   $   (19,866)

Net Loss                                             $  (216,840)
                                                     -----------


Retained deficit at beginning of year                 (1,947,539)           (2,164,379)

Retained deficit at the end of year                  $(2,164,379)          $(2,435,049)
                                                     ===========           ===========


Loss per Common Share                                $    (0.007)          $    (0.012)
                                                     ===========           ===========



See Notes to Consolidated Financial Statements.

DEMARCO ENERGY SYSTEMS, INC.
COMPARATIVE STATEMENT OF CASH FLOWS
FOR THE YEAR ENDED JUNE 30, 1999 AND JUNE 30, 2000

                                                                       FOR THE YEAR ENDED                FOR THE YEAR ENDED
                                                                         JUNE 30, 1999                     JUNE 30, 2000
                                                                ------------------------------      -----------------------------
Cash Flows from Operating Activities:
      Net Loss                                                                      $(216,840)                         $(270,670)

Adjustments to reconcile net loss to net cash provided
(used) by operating activities:
      Depreciation and Amortization                                                 $  37,084                          $  32,701

Changes in operating assets and liabilities:
      Prepaid Expenses                                          $  10,157
      Due From Shareholders                                       115,843
      Accounts Receivable                                         (45,000)                          $  45,000
      Inventories                                                   5,545
      Other Assets                                                 (1,000)
                                                                                                       (3,240)
      Accounts Payable                                             (3,350)
                                                                                                       (8,452)
      Other Current Liabilities                                     3,634
                                                                                                       (2,615)
Net Cash Used by Operating Activities                                               $  85,829                          $  30,693

Cash flows used in investing Activities
      Patent Pending                                            -9,912.00
      Manuals Development                                                                             (10,000)
      Equipment Additions                                         -778.00                              (2,092)
      Fixed Asset Retirements                                   32,843.00
      Fixed Asset Depreciation Retirements                     -12,977.00

      Net Cash Used by Investing Activities                                         $   9,176                          ($ 12,092)

Net cash provided (used) by financing activities
      (Repayments) of Line of Credit                            $ (43,141)
      (Repayments) of Promissory Note                                                                 (23,065)
      Current Portion of Long Term Debt                             3,665                               3,102
      (Repayments) Proceeds of Long Term Notes                    (25,873)                            (29,954)
      (Repayments) Proceeds of Notes to Shareholders                                                   72,031
      Proceeds From Convertible Debentures                                                          $ 197,000
      Proceeds From Common Stock Transactions                     104,310                              20,820
                                                                ---------                           ---------
Net Cash provided by financing Activities                                           $  79,996                          $ 239,934


Net increase in Cash and Cash Equivalents                                           $ (4,755)                          $  20,566

Cash and Cash Equivalents at Beginning of Year                                         7,402                               2,647
                                                                                    --------                           ---------

Cash and Cash Equivalents at End of Year                                            $  2,647                           $  23,213
                                                                                    ========                           =========



See Notes to Consolidated Financial Statements.

DEMARCO ENERGY SYSTEMS, INC.
COMPARATIVE STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE TWO YEARS ENDED JUNE 30, 2000


                                          Common            Paid-in           Retained          Subscriptions
                                          Stock             Capital            Deficit           Receivable             Total
BALANCE, JULY 1, 1998                  $    31,621        $ 2,104,764        $(1,947,539)        $  (204,880)        $   (16,034)

Net Income                                                                      (216,840)
Paid in Capital                                               119,128
Subscriptions Receivable                                                                              (5,650)
Cancelled 9,746,745 shares of
  stock held by L. DeMarco                  (9,747)
Issued 560,262 shares Common
  stock                                        560

BALANCE JUNE 30, 1999                  $    22,434        $ 2,223,892        $(2,164,379)        $   (10,530)        $  (128,583)

Net Income                                                                      (270,670)
Paid in Capital                                                20,454
Issued 385,757 shares Common
  Stock                                        386
BALANCE JUNE 30, 2000                  $    22,820        $ 2,244,346        $(2,435,049)        $  (210,530)        $  (378,413)



See Notes to Consolidated Financial Statements.

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

DeMarco Energy Systems, Inc. currently has installations in Oregon, Pennsylvania, Washington, Montana, South Dakota, Mississippi, and California.

BASIS OF FINANCIAL STATEMENT PRESENTATION

The consolidated financial statements include the accounts of the Company and its subsidiary. Intercompany transactions and accounts have been eliminated.

Furniture and Equipment

Furniture and equipment and other long-term assets are recorded at historical cost less depreciation and amortization. Depreciation and amortization are accounted for on the straight-line method based on estimated useful lives. Betterments and large renewals that extend the life of assets are capitalized whereas maintenance and repairs and small renewals are expensed as incurred.

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

CASH AND CASH EQUIVALENTS

Holdings of highly liquid investments with maturities of three months or less when purchased are considered to be cash equivalents. The carrying amount reported in the balance sheet for cash and cash equivalents approximates its fair value.

                              SALES (ROYALTY FEES)

ROYALTY FEES ARE RECOGNIZED IN THE FINANCIAL STATEMENTS WHEN THE CUSTOMER IS BILLED. FOR THE TWO YEARS ENDED JUNE 30, 2000, NET SALES AND ROYALTY FEES WERE COMPRISED OF THE FOLLOWING:

YEAR ENDED 6/30/1999

NET SALES         $12,068  SALE OF FINAL INVENTORY FROM SUBSIDIARY CYBERLINK

ROYALTY FEES      $  2,693 THROUGH AGREEMENT WITH FLORIDA HEAT PUMP
                                    Manufacturing, Inc.

OTHER INCOME      $10,000  THE COMPANY PAID $50,000 EARNEST MONEY TO AN
                                    acquisition target for exclusive rights to negotiate the acquisition. The contract provided for full refund of the earnest money, secured by the accounts receivable of the target company, if the acquisition could not be completed. The acquisition was never completed, and the Company exercised its right to a refund of the earnest money. Ultimately, the Company collected $60,000 as refund of the earnest money plus $10,000 as reimbursement of expenses.

YEAR ENDED 6/30/2000

ROYALTY FEES      $21,906  THROUGH AGREEMENT WITH FLORIDA HEAT PUMP
                                    MANUFACTURING, INC.

                            ROYALTY FEE ARRANGEMENTS

The Company has contracted with Florida Heat Pump Manufacturing, Inc. of Fort Lauderdale, Florida for the manufacture and distribution of a water source heat pump. The Company receives a 20% royalty fee, calculated from the base production price for manufacture of each unit. The base production price may vary.

The Company has no obligation under the agreement with Florida Heat Pump Manufacturing, Inc. to provide warranty or servicing services either financially or otherwise for the equipment sold.

NOTE B - LONG TERM DEBT

Long-term debt consists of $52,540 in notes to financing companies collateralized by computer systems that have a net book value of $19525.13. The amount due within one year is $29,954.

The maturities of long-term debt for each of the succeeding five fiscal years subsequent to June 30, 2000, are as follows:

Year ending June 30, 2001          29,954
Year ending June 30, 2002          22,586
                                  -------

                           Total  $52,540
                                  =======


The Company has financing arrangements with several finance companies as well as a line of credit at Norwest Bank. The following table discloses the interest rates and amounts of interest expensed in each of the two years presented with this report:


                       ANNUAL                           PRINCIPAL                         PRINCIPAL
FINANCE SOURCE         INTEREST     INTEREST EXPENSE    BALANCE        INTEREST EXPENSE   BALANCE
                       RATE         YEAR ENDED 6/30/99  06/30/1999     YEAR ENDED 6/30/00 06/30/2000
Americorp              15.80%           $  3,403        $20,914           $2,775            $13,993
Copelco Capital        12.25%              2,739         19,194            1,996             12,716
General Electric       13.72%              3,030         18,918            2,195             12,373
Greentree              17.14%              3,923         20,367            2,918             13,458

Totals                                  $ 13,095        $79,393           $9,884            $52,540


NOTE C - COMMITMENTS AND CONTINGENCIES

The company has entered into an office facility lease calling for the following future rents:

Year ending June 30, 2001                 13,061
Year ending June 30, 2002                  6,683
                                         -------
                          Total          $19,744
                                         =======


The company has had, and renewed, a short-term promissory note payable. At June 30, 2000, the balance was $34,833. That amount has been paid off in full after fiscal year end and prior to the report date. Shares in the company owned by the company's president, Mr. Victor DeMarco, secured the note. The interest rate, interest expense, and ending balances of this note are reported in the following table:

PROMISSORY NOTE        ANNUAL                           PRINCIPAL                           PRINCIPAL
FINANCE SOURCE         INTEREST     INTEREST EXPENSE    BALANCE        INTEREST EXPENSE     BALANCE
                       RATE         YEAR ENDED 6/30/99  06/30/1999     YEAR ENDED 6/30/00   06/30/2000
Norwest Bank           9.75%        $7,107              $57,898        $3,724               $34,833


The president has also guaranteed payments called for under the long-term debt above and the office facility lease payments.

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


NOTE F - RELATED PARTY TRANSACTIONS

Mr. Victor DeMarco, president of the company has advanced sums of $99,651 as of June 30, 2000. Additional advancements totaling $7,800 at June 30, 2000 were received from Peter Des Camp, Vice President of Corporate Development for the Company. The loans are non-interest bearing and a repayment period has not been specified. These notes are included in Notes Payable to Shareholders (current) in the financial statements.

An additional loan from a shareholder is recorded as having a balance of $20,000 and is included in Long Term Liabilities. This note is non-interest bearing and a repayment period has not been specified.

During the year ending June 30, 1999, Mr. Louis DeMarco, chairman of the board, passed away. His estate forgave $66,356 owed by the company and is reported as an extraordinary item. Additionally, 9,746,745 of his shares were cancelled.

NOTE G - CONVERTIBLE DEBT ISSUANCE

The company issued $194,000 in convertible debentures bearing a stated interest rate of 8% per year, payable quarterly, and convertible into 856,572 shares of the Company's common stock. The conversion rates range from $0.10 to $0.45 per share of common stock.

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

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Our Chief Executive Officer, President and sole director is Victor M. DeMarco. Mr. DeMarco is 36 years old and has served as our President and Chief Executive Officer since 1992.

All officers and directors devote 100% of their professional time to our business operations.

During the last five years, no officers or directors have been involved in any legal proceedings, bankruptcy proceedings, criminal proceedings or violated any federal or state securities or commodities laws or engaged in any activity that would limit their involvement in any type of business, securities or banking activities.

No person who, at any time during our past fiscal year, was a director, officer, or beneficial owner of more than 10% of any class of equity securities failed to file, on a timely basis, any report required by Section 16(a) of the Exchange Act during the most recent fiscal year.

ITEM 10. EXECUTIVE COMPENSATION

The following table reflects compensation paid to the mostly highly compensated executive officer of the Company.

                                                                                          LONG TERM COMPENSATION
                                                                         ---------------------------------------------------
                                                                                  AWARDS
                                            ANNUAL COMPENSATION          -----------------------           PAYOUTS
                                      -------------------------------    RESTRICTED   SECURITIES  --------------------------
                                                                            STOCK     UNDERLYING    LTIP          ALL OTHER
                                      SALARY       BONUS       OTHER        AWARD      OPTIONS    PAYOUTS       COMPENSATION
NAME AND PRINCIPAL POSITION   YEAR      ($)          ($)        ($)          ($)       SARS(#)      ($)               ($)
---------------------------   ----    -------     -------     -------    ----------  ----------   -------       ------------
Victor DeMarco ........       2000    $45,600     $     0     $     0      $     0           0           0          $     0
  President & Chief
  Executive Officer

No other person makes over $100,000 per year.

COMPENSATION OF DIRECTORS

    We do not currently compensate directors in cash for any services provided as a director.


ITEM 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    PRINCIPAL STOCKHOLDERS

The following table sets forth, as of June 30, 2000, the name and shareholdings, including options to acquire our Common Stock, of each person who owns of record, or was known by the us to own beneficially, 5% or more of the shares of the Common Stock currently issued and outstanding; the name and shareholdings, including options to acquire the Common Stock, of each director; and the shareholdings of all executive officers and directors as a group. The address of each of the individuals listed below is the address of the Company.



                                                              NATURE OF           NUMBER OF          PERCENTAGE OF
       NAME OF PERSON OR GROUP                                OWNERSHIP         SHARES OWNED           OWNERSHIP
  --------------------------------                         ---------------      ------------         -------------
  Victor DeMarco....................................       Direct/Indirect       7,605,609                33.3%



  All executive officers and
  directors as a group (one person).................       Direct/Indirect       7,605,609                33.3%


            Total...................................        7,605,609                33.3%


There are currently no outstanding options or warrants to purchase shares of our stock.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Mr. Victor DeMarco, our controlling shareholder and Chief Executive Officer and sole director had loaned us approximately $99,000 to cover certain indebtedness of ours which he had personally guaranteed. We recorded a note payable to him for that amount. On September 29, 2000, Mr. DeMarco converted this debt into 1,650,000 shares of the Company's Common Stock at a conversion price of $0.06 per share.

Mr. Peter Des Camps, the former Senior Vice President of Corporate Development also serves as President and Chief Executive Officer for Lead Capital Ventures ("LCV"), a private investment company formed in 1999. LCV paid a debt of DeMarco Energy in the amount of $20,000 and acquired the Common Stock conversion rights associated with that debt. The conversion rights were at $0.15625 per share which resulted in 133,333 shares of Common Stock being issued to LCV. This transaction occurred on September 29, 2000. This debt was originally in the form of a $50,000 convertible debenture issued to a current shareholder on March 10, 1999. We had paid the debt down to the $20,000 balance via 2 cash payments totaling $16,719 in May and August 1999 and the issuance 85,000 shares of our Common Stock in April 1999 at a conversion price of $0.15625 per share (a value of $13,281 per the terms of the debenture). The debenture holder individually contacted Lead Capital Ventures and Mr. Des Camps to purchase the remaining $20,000 balance of the debenture. LCV agreed to purchase this debt for $20,000 in cash and we agreed to the transfer. We did not participate in or encourage this transaction. To our knowledge, no other individuals were contacted or had an offer presented to purchase this debt.

Mr. DeMarco's conversion price of $0.06 was based on the lowest market offer price for shares of the Common Stock during the prior year and was more favorable to Mr. DeMarco than could have been obtained from unaffiliated third parties. LCV's conversion price of $0.15625 was based on the conversion terms of the debenture.


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

                          Date  February 20, 2001

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                          By    /s/ Victor M. DeMarco
                                Victor M. DeMarco, President/ Chief Financial Officer, Sole Director
                          Date  February 20, 2001

                                INDEX TO EXHIBIT

EXHIBIT
NUMBER                 DESCRIPTION
-------                -----------
27.1     Financial Data Schedule