Form 10QSB/A
period 2000-09-30
DEMARCO ENERGY SYSTEMS OF AMERICA INC
filed 2001-02-20
CIK 1093993

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                               FORM 10-QSB/A NO.1

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

                        COMMISSION FILE NUMBER 000-28283
                                               ---------

                     DEMARCO ENERGY SYSTEMS OF AMERICA, INC.
               (Exact name of registrant as specified in charter)

              UTAH                                          87-0392000
              ----                                          ----------
  (State or other jurisdiction of                        (I.R.S. Employer
  incorporation or organization)                         Identification No.)

 12885 HWY 183,  STE 108-A, AUSTIN, TEXAS                      78750
-----------------------------------------                    ----------
 (Address of principal executive offices)                    (Zip Code)

Registrant's telephone number, including area code         (512) 335-1494
                                                           ---------------

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of September 30, 2000, the Company had outstanding 24,622,747 shares of its common stock, par value $0.001.

ITEM 1. FINANCIAL STATEMENTS

DEMARCO ENERGY SYSTEMS, INC.
COMPARATIVE BALANCE SHEETS
AS OF SEPTEMBER 30, 2000 AND JUNE 30, 2000

                                                                  AS OF                AS OF
                                                            SEPTEMBER 30, 2000     JUNE 30, 2000
                                                            ------------------    ---------------
ASSETS
     Cash and Cash Equivalents                                 $       188,508    $        23,213
     Cash Held in Escrow                                               250,000                 --
     Accounts Receivable                                                   240              3,241
                                                               ---------------    ---------------
        Total Current Assets                                   $       438,748    $        26,454
                                                               ---------------    ---------------
Capital Assets:
     Fixtures, Equipment and Other                                     151,137            151,137
     Accumulated Depreciation                                         (128,586)          (124,331)
                                                               ---------------    ---------------
        Total Fixed Assets                                     $        22,551    $        26,806
                                                               ---------------    ---------------
Other Assets:
     Patent Pending Costs                                      $         9,912    $         9,912
     Manuals Development                                                10,000             10,000
     Accumulated Amortization                                           (1,330)            (1,330)
     Deposits                                                            1,000              1,000
                                                               ---------------    ---------------
                                                               $        19,582    $        19,582
                                                               ---------------    ---------------
TOTAL ASSETS                                                   $       480,881    $        72,842
                                                               ===============    ===============

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
Current Liabilities:
     Accounts payable                                          $       184,773    $        37,656
     Promissory Note (Norwest Bank LOC)                                      0             34,833
     Current Portion of Long-term Debt                                       0             29,954
     Convertible Debentures                                            780,680            197,000
     Other Current Liabilities                                               0              1,775
     Note Payable to Shareholders                                            0            107,451
                                                               ---------------    ---------------
        Total Current Liabilities                              $       965,453    $       408,669
                                                               ---------------    ---------------

     Long-Term Notes Payable                                            15,552             22,586
     Long-Term Notes Payable to Shareholders                                 0             20,000
                                                               ---------------    ---------------

        TOTAL LIABILITIES                                      $       981,006    $       451,255
                                                               ---------------    ---------------

SHAREHOLDERS' EQUITY
     Common Stock, $0.001 par value,
        100,000,000 shares authorized and
        24,622,747 shares issued at 9/30/00                    $        24,623    $        43,274
        and 22,839,414 shares issued at 6/30/2000
     Additional paid-in capital                                      2,242,544          2,223,892
     Retained deficit                                               (2,556,761)        (2,435,049)
     Subscriptions Receivable                                         (210,530)          (210,530)
                                                               ---------------    ---------------
        TOTAL SHAREHOLDERS' EQUITY                                    (500,124)          (378,413)
                                                               ---------------    ---------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY
                                                               $       480,881    $        72,842
                                                               ===============    ===============



See Notes to Consolidated Financial Statements.

DEMARCO ENERGY SYSTEMS, INC.
COMPARATIVE STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED SEPTEMBER, 2000 AND SEPTEMBER 30, 1999

                                            THREE MONTHS       THREE MONTHS
                                               ENDED              ENDED
                                        SEPTEMBER 30, 2000  SEPTEMBER 30, 1999
                                        ------------------  ------------------
Revenues
       Royalty Fees                        $             0    $             0
       Other Income                                      0              3,400
                                           ---------------    ---------------
          Total Revenues                   $             0    $         3,400
                                           ---------------    ---------------

Costs and expenses
       Selling and Administrative                  112,983             49,925
       Depreciation and Amortization                 4,255                  0
       Interest                                      4,474              5,325
                                           ---------------    ---------------
Total Costs and Expenses                           121,712             55,250
                                           ---------------    ---------------
Net Loss                                         ($121,712)          ($51,850)

Retained deficit at beginning of year           (2,435,049)        (2,164,379)

Retained deficit at the end of year            ($2,556,761)       ($2,216,229)
                                           ===============    ===============

Loss per Common Share                              ($0.005)           ($0.002)
                                           ===============    ===============



See Notes to Consolidated Financial Statements.

DEMARCO ENERGY SYSTEMS, INC.
COMPARATIVE STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000 AND SEPTEMBER 30, 1999



                                                               FOR THE THREE MONTHS ENDED      FOR THE THREE MONTHS ENDED
                                                               SEPTEMBER 30,                   SEPTEMBER 30,
                                                                   2000                            1999
                                                               ----------------------------    ---------------------------
Cash Flows from Operating Activities:
     Net Loss                                                                     ($121,712)                      ($51,850)

Adjustments to reconcile net loss to net cash
provided (used) by operating activities:
     Depreciation and Amortization                                             $      4,255

Changes in operating assets and liabilities:
     Cash Held in Escrow                                       $   (250,000)                   $         --
     Prepaid Expenses                                                     0                         (10,000)
     Accounts Receivable                                              3,001                          45,000
     Other Assets                                                         0                            (850)
     Accounts Payable                                               147,117                          (5,845)
     Other Current Liabilities                                       (1,775)                              0

Net Cash Used by Operating Activities                                          $   (101,657)                    $   28,305

Cash flows used in investing Activities
     Equipment Additions
                                                                         --          (2,092)

     Net Cash Used by Investing Activities                                     $          0                        ($2,092)

Net cash provided (used) by financing activities
     (Repayments) of Line of Credit                                ($34,833)                       ($10,000)
     (Repayments) of Promissory Note                                 (7,034)                        (17,000)
     Current Portion of Long Term Debt                              (29,954)                              0
     (Repayments) Proceeds of Long Term Notes                                                        (6,077)
     (Repayments) Proceeds of Notes to Shareholders                (127,450)                         11,000
     Proceeds From Convertible Debentures                           583,680                               0
     Proceeds From Common Stock Transactions                                                         54,376
                                                               ------------                    ------------
Net Cash provided by financing Activities                                      $    384,409                   $     32,299

Net increase in Cash and Cash Equivalents                                           165,295                   $      6,662

Cash and Cash Equivalents at Beginning of
Year                                                                                 23,213                          2,647
                                                                               ------------                   ------------

Cash and Cash Equivalents at End of Year                                       $    188,508                   $      9,309
                                                                               ============                   ============


See Notes to Consolidated Financial Statements.

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

On September 26, 2000, we entered into an agreement with AJW Partners, LLC. and New Millennium Capital Partners II, LLC. (the "Debenture Holders") for the private placement of $1,500,000 of the DeMarco Energy's Secured Convertible Debentures. These debentures are convertible into shares of the Common Stock of the DeMarco Energy based on the formulas listed below. The funding of the debentures will occur in two phases. The first $500,000 (less legal expenses of $25,000 and consulting fees of $20,000) was received by us on September 27, 2000. The remaining $1,000,000 will be funded within 30 days following the effective registration with the Securities and Exchange Commission of the underlying shares of our common stock

The primary terms of the September 2000 Convertible Debentures are as follows:

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

- The debentures are secured by all unpledged assets of DeMarco Energy, including our current and pending patents. DeMarco Energy will file a SB-2 Registration Statement with the Securities and Exchange registering 200% of the Common Stock underlying the debentures.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
        OR PLAN OF OPERATION

GENERAL

The financial information set forth in the following discussion should be read in conjunction with, and qualified in its entirety by, the financial statements of the Company included elsewhere herein.

DeMarco Energy Systems of America, Inc. (or, "DeMarco Energy "), provides energy solutions for commercial and residential applications. We sell a highly efficient heating/cooling system called the "Energy Miser". The Energy Miser is a patented geothermal heat pump system utilizing the municipal water main or any other underground piping loop to heat, cool and provide domestic hot water for buildings. Based on the results from our limited prototype installations and a Department of Energy study, we believe these heat pumps are from 30% to 70% more efficient than other methods for heating and air conditioning. Monthly operating costs are significantly lower than other methods.

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

We derive our revenue in the form of royalties from sales of the Energy Miser system. We have an exclusive brand name agreement with Florida Heat Pump Manufacturing Inc. ("FHP") located in Florida. FHP manufactures the units, labels them with the DeMarco Energy Miser name and sells them through their existing dealer/distributor network. Since the origination of this agreement (September 14, 1990) to date there have been a minimal number of units sold. We believe this lack of sales was due to distributors and dealers not having adequate engineering instruction manuals in order to demonstrate or promote the system to prospective customers. In August of 2000, we completed the engineering manual and have developed a marketing and promotion program that introduces the manual to FHP's sales representatives and distribution network

DeMarco Energy Systems, Inc., a Texas corporation, was founded by Mr. Louis DeMarco, father of Victor DeMarco, our current Chairman, President and Chief Executive Officer and began operations in June 1983. On November 17, 1989 Mr. DeMarco, as an individual, acquired a majority interest in Fountain Head, Inc., a public shell corporation with shareholders but no operations. We completed a reverse merger with this shell on December 1, 1989, thereby becoming a publicly traded corporation, and changed the name of our company to DeMarco Energy Systems of America Inc., a Utah corporation.

Mr. DeMarco and two engineers received a systems patent on September 3, 1985 that was later assigned to DeMarco Energy Systems, Inc. in December 1989 in exchange for 10,396,790 shares of our common stock. Of these issued shares, Mr. Victor DeMarco, received 4,900,000 shares from his father. The remaining shares were issued to Mr. Louis DeMarco for the rights to the patent. The patent revolves around the interface with a municipal water main and has three basic components. The first is taking water out of the municipal water main and running it through a heat exchanger and returning the water to the municipal water main. Secondly, the water running through a heat exchange device; and third that heat exchange device being an integral part of a geothermal heat pump. Our patent consists of all three of these components connected together in a specific series. The patent is, therefore, primarily an installation technology. This patent will expire on September 3, 2005.

On September 14, 1990 we entered into an exclusive brand name licensing agreement with FHP. This agreement gives FHP the exclusive rights to manufacture, distribute, market and sell the Energy Miser system with the DeMarco Energy Miser label on the products. This agreement is still in force but can be terminated at any time by either party with 60 days notice. We have had minimal success under this agreement from inception to date. We believe there are at least three (3) reasons for this lack of sales. The primary reason has been the reluctance of various government agencies to allow us to tap into municipal water mains for fear of contamination of the potable water (public drinking water). Another has been our lack of operating capital to develop a solid marketing program to promote our systems and gain exposure to potential customers. And the last reason has been the need for an adequate engineering manual to assist sales representatives and dealers to understand the intricacies of the system and give them a visual method to promote our products to potential consumers.


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


We have faced government agency constraints in the past in allowing us access to public water mains. We have spent a substantial amount of time and effort over the past years in lobbying state and local government agencies to enact legislation to change water codes and rules to allow access to that market. We believe our product does not impose a health or any other risk on the potable water supply.

There has been very little done by government agencies to date to enact the legislation which would enforce the integrity of our product. As a result of our ineffective efforts in lobbying, we have refocused our marketing efforts toward entities that either own or control their own water systems. Entities and institutions where we are concentrating our efforts include military bases, school systems, state or city owned buildings, federal facilities, and large campus type facilities, such as colleges. These types of facilities utilize large quantities of water and in several instances control their own water system. We have had prior successes, though limited in scope, with military installations. We also believe smaller communities with less stringent government bodies and regulations will be good prospects for our energy saving products.

We have prepared a marketing presentation of the Energy Miser system which targets Energy Service Companies (ESCOs). ESCOs are subsidiaries of large power companies that market their power services to large energy usage clients such as federal buildings. Some of the power companies that have these ESCO subsidiaries include Reliant, Northern States Power, Duke and Southern California Edison. Some other corporations that also have ESCOs include Johnson Controls, Honeywell and Chevron. The creation of ESCOs stemmed from a federal mandate signed in 1993 by President Clinton called the Climate Change Action Plan. It basically mandates that all federally owned facilities save 30% of their total energy consumption by the year 2010. ESCOs offer performance contracting for projects generally greater than $10 million, most of which require retrofitting heating and cooling systems. ESCOs implement systems that provide the greatest percentage of energy reduction to maximize savings benefits and focus on the shortest return on investment cycle. We cannot assure you that the marketing program will produce the desired results of substantially increasing revenues or profitability.

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

We have a Strategic Partnership agreement with Lighting Management Consultants
(LMC) in Houston, Texas. The agreement provides for forthcoming lighting projects awarded to DeMarco to be performed by LMC within their geographic business environment. LMC will be responsible for all aspects of the lighting project including performing energy audits, preparing the lighting bids and completing the installation per the terms of the project requirements. We will receive 5% of the revenue generated from all accepted bid contracts. Additionally, we have entered into a Strategic Partnership with SLi, Inc.which provides for SLi to perform lighting retrofit and energy management services for DeMarco Energy awarded contracts outside the parameters, scope and geography of the LMC partnership. As of this date there have been no sales generated from these agreements.

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

RECENT DEVELOPMENTS

The Counsel of Governments in Washington, D.C. has awarded a contract estimated to be worth over $1 billion over the life of the program to PG&E Energy Services (an Energy Services Company, or ESCO (NYSE:PCG)), whose bid included the DeMarco Energy Miser for geothermal heating and cooling systems for upgrades and retrofits. PG&E Energy Services division was recently acquired by Chevron Energy Solutions division (NYSE:CHV). PG&E Energy Services management has confirmed that our contract was conveyed in the sale and we have received confirmation from Chevron of their acceptance of this conveyance. The billion dollar estimate was calculated from retrofitting 154 public schools, 4000 HUD homes, plus government owned facilities throughout the jurisdiction of the Counsel of Governments.


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

We are currently finalizing a convertible debt offering of $1,500,000 (see "MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS") that will be directed toward acquisitions, marketing, internal corporate infrastructure development, and/or general administrative expenses. We received the first $500,000 from this debt offering on September 27, 2000.


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

OVERALL OPERATING RESULTS:

Three months ended September 30, 2000 compared to three months September 30, 1999:

We had no sales for the quarter ended September 30, 2000 or the comparable prior year quarter ended September 30, 1999. Operating expenses and interest expenses increased $66,000 or 120% to $122,000 as compared to the prior year quarter expenses of $55,000. Expenses increased primarily due to legal and consulting fees of $45,000 that were incurred with the recent placement of $1,500,000 of our 10% Secured Convertible Debentures (See "Liquidity and Capital Resources") and travel expenses incurred in connection with attending trade shows in order to expand marketing efforts. Travel expenses were $8,000 for the current quarter as compared to $1,000 for the prior year quarter.

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


The aforementioned $1,500,000 of convertible debentures is a part of term sheet agreement with AJW Partners, LLC. and New Millennium Capital Partners II, LLC. which calls for up to a total of $8,000,000 of convertible debentures to be issued over a one year period ending on September 1, 2001. The term sheet agreement is not binding on either party and additional purchases of our convertible debentures will be based on a mutually agreeable use of proceeds from the sale of these debentures.

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

We are continuing to explore the possibility of acquiring a company that would be complementary to our current operations. We believe that the acquisition of a small energy design engineer firm would be very beneficial to our operations. We are currently looking for such a company in the Washington, D.C. area which would complement our involvement with the PG&E Energy Services contract (See:
"Recent

Developments"). Another potential area for acquisitions would be small lighting retrofit organizations. Most projects on which we have bid in the past and plan on bidding in the future usually encompass both lighting retrofit and air conditioning and heating components in order to maximize the reduction in energy consumption. At his point we have not identified or contacted any one specific company regarding acquisition possibilities other than the contact with Lighting Management Consultants (See: "Recent Developments"), which has been put on hold at this time.

We had negative working capital of $527,000 at September 30, 2000 as compared to negative working capital of $382,000 at the end of the prior fiscal year end June 30, 2000. This increase in negative working capital is primarily the result of the funding of operations to date.

We had an unrestricted cash balance of $189,000 at September 30, 2000 as compared to a cash balance of $23,000 at June 30, 2000. We also have $250,000 of cash being held in escrow pending a successful registration of the common stock offered by this prospectus. This decrease in unrestricted cash balances was caused by our funding of operations for the current six-month period out of the partial proceeds we received from the convertible debenture offering. We anticipate that with the complete funding of the debentures we will be able to substantially increase our marketing presence for the foreseeable future. We cannot assure you that these efforts will have the desired effect of increasing sales.

Variations in shareholder/insider debt (other than the issuance of the convertible debentures) are attributable to the settlement of the estate of Louis DeMarco, the prior majority shareholder, and the dissolution of Cyberlink Systems, Inc., a former subsidiary of DeMarco Energy (See:"BUSINESS"). Cyberlink ceased doing business in March, 1998 and was officially dissolved in June, 2000. DeMarco Energy continues to honor the outstanding obligations of Cyberlink which consisted of a $100,000 line of credit and 4 leases on various computer equipment. At this point, we have paid off the line of credit but still have approximately $50,000 remaining on the computer equipment leases. We continue to utilize the computer equipment under these leases. There have not been any defaults on these obligations to date.

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

                            PART II OTHER INFORMATION

ITEM 5. OTHER INFORMATION

On November 13, 2000, we filed a Form SB-2 to register 22,826,086 of our Common Shares in conjunction with our agreements associated with the $1,500,000 of Secured Convertible Debentures issued on September 26, 2000 (See "Liquidity and Capital Resources"). On February 14, 2001, we filed an amendment to this registration

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

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

                                       By    /s/  Victor M. DeMarco
                                             Victor M. DeMarco, President/
                                             Chief Financial Officer, Sole
                                             Director

                                       Date  February 20, 2001

                                  EXHIBIT INDEX

EXHIBIT
NUMBER                 DESCRIPTION
-------                -----------
  27.1                 Financial Data Schedule