Form 10QSB
period 2001-03-31
DEMARCO ENERGY SYSTEMS OF AMERICA INC
filed 2001-05-21
CIK 1093993

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

                        COMMISSION FILE NUMBER 000-28283

                     DEMARCO ENERGY SYSTEMS OF AMERICA, INC.
               (Exact name of registrant as specified in charter)

                        UTAH                               87-0392000
           -------------------------------            --------------------
           (State or other jurisdiction of              (I.R.S. Employer
            incorporation or organization)             Identification No.)

      12885 HWY 183, STE 108-A, AUSTIN, TEXAS               78750
      ---------------------------------------             ----------
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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of March 31, 2001, the Company had outstanding 24,836,847 shares of its common stock, par value $0.001.

ITEM 1. FINANCIAL STATEMENTS

DEMARCO ENERGY SYSTEMS, INC.
COMPARATIVE BALANCE SHEETS
AS OF MARCH 31, 2001 AND JUNE 30, 2000

                                                               AS OF             AS OF
                                                             MARCH 31,          JUNE 30,
                                                               2001               2000
                                                            -----------        -----------
ASSETS
    Cash and Cash Equivalents                               $     2,778        $    23,213
    Cash Held in Escrow                                         250,000                 --
    Accounts Receivable                                             240              3,241
                                                            -----------        -----------
       Total Current Assets                                 $   253,018        $    26,454
                                                            -----------        -----------

Capital Assets:
    Fixtures, Equipment and Other                               155,547            151,137
    Accumulated Depreciation                                   (137,096)          (124,331)
                                                            -----------        -----------
       Total Fixed Assets                                   $    18,451        $    26,806
                                                            -----------        -----------
Other Assets:
    Patent Pending Costs                                    $     9,912        $     9,912
    Manuals Development                                          10,000             10,000
    Accumulated Amortization                                     (1,330)            (1,330)
    Deposits
                                                                  1,000              1,000
                                                            -----------        -----------
                                                            $    19,582        $    19,582
                                                            -----------        -----------

TOTAL ASSETS                                                $   291,051        $    72,842
                                                            ===========        ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
Current Liabilities:
    Accounts payable                                        $   134,201        $    37,656
    Promissory Note (Norwest Bank LOC)                                0             34,833
    Current Portion of Long-term Debt                                 0             29,954
    Convertible Debentures                                      780,680            197,000
    Other Current Liabilities                                         0              1,775
    Note Payable to Shareholders                                174,142            107,451
                                                            -----------        -----------
       Total Current Liabilities                            $ 1,089,023        $   408,669
                                                            -----------        -----------

    Long-Term Notes Payable                                          32             22,586
    Long-Term Notes Payable to Shareholders                           0             20,000
                                                            -----------        -----------

       TOTAL LIABILITIES                                    $ 1,089,055        $   451,255
                                                            -----------        -----------

SHAREHOLDERS' EQUITY
    Common Stock, $0.001 par value,
       100,000,000 shares authorized and
       24,836,847 shares issued at 3/31/2001                $    24,837        $    43,274
       And 22,839,414 shares issued at 6/30/2000
    Additional paid-in capital                                2,242,330          2,223,892
    Retained deficit                                         (2,854,641)        (2,435,049)
    Subscriptions Receivable                                   (210,530)          (210,530)
                                                            -----------        -----------
       TOTAL SHAREHOLDERS' EQUITY                              (798,004)          (378,413)
                                                            -----------        -----------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY
                                                            $   291,051        $    72,842
                                                            ===========        ===========


See Notes to Consolidated Financial Statements.

DEMARCO ENERGY SYSTEMS, INC.
COMPARATIVE STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND MARCH 31, 2000

                                                                THREE MONTHS         THREE MONTHS
                                                                   ENDED                 ENDED
                                                              MARCH 31, 2001        MARCH 31, 2000
                                                              --------------        --------------
Revenues
       Royalty Fees                                           $        5,051        $            0
       Other Income                                                        1                     0
                                                              --------------        --------------
          Total Revenues                                      $        5,052        $            0
                                                              --------------        --------------

Costs and expenses
       Selling and Administrative                                     78,671                59,695
       Depreciation and Amortization                                   4,255                    --
       Interest                                                       43,888                 4,666
                                                              --------------        --------------
Total Costs and Expenses                                             126,814                64,361
                                                              --------------        --------------


Net Loss
                                                                    (121,762)              (64,361)

Retained deficit at beginning of period
                                                                  (2,732,879)           (2,255,614)

Retained deficit at the end of period                         $   (2,854,641)       $   (2,319,975)
                                                              ==============        ==============


Loss per Common Share                                         $       (0.005)       $       (0.003)
                                                              ==============        ==============



See Notes to Consolidated Financial Statements.

DEMARCO ENERGY SYSTEMS, INC.
COMPARATIVE STATEMENTS OF OPERATIONS
FOR THE NINE MONTHS ENDED MARCH 31, 2001 AND MARCH 31, 2000

                                                             NINE MONTHS           NINE MONTHS
                                                                ENDED                ENDED
                                                            MARCH 31, 2001        MARCH 31, 2000
                                                            --------------        --------------
Revenues
       Royalty Fees                                         $        5,051        $            0
       Interest Income                                                 870                     0
                                                            --------------        --------------
          Total Revenues                                    $        5,921        $            0
                                                            --------------        --------------

Costs and expenses
       Selling and Administrative                                  361,760               144,250
       Depreciation and Amortization                                12,765                     0
       Interest                                                     50,988                14,747

                                                            --------------        --------------
Total Costs and Expenses                                           425,513               158,997
                                                            --------------        --------------

       Other income                                                                        3,400
Net Loss                                                    $     (419,592)       $     (155,597)

Retained deficit at beginning of period                         (2,435,049)           (2,164,379)

Retained deficit at the end of period                       $   (2,854,641)       $   (2,319,975)
                                                            ==============        ==============


Loss per Common Share                                       $       (0.017)       $       (0.007)
                                                            ==============        ==============



See Notes to Consolidated Financial Statements.

DEMARCO ENERGY SYSTEMS, INC.
COMPARATIVE STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED MARCH 31, 2001 AND MARCH 31, 2000


                                                               FOR THE NINE          FOR THE NINE
                                                               MONTHS ENDED          MONTHS ENDED
                                                               MARCH 31, 2001        MARCH 31, 2000
                                                               --------------        --------------
Cash Flows from Operating Activities:
     Net Loss                                                  $     (419,592)       $     (155,597)

Adjustments to reconcile net loss to net cash
provided (used) by operating
activities:
     Depreciation and Amortization                             $       12,765        $            0

Changes in operating assets and liabilities:
     Cash Held in Escrow                                       $     (250,000)       $           --
     Prepaid Expenses                                                       0               (10,000)
     Accounts Receivable                                                3,001                45,000
     Other Assets                                                           0                   (88)
     Accounts Payable                                                  96,545                83,736
     Other Current Liabilities                                         (1,775)               (4,388)

Net Cash Used by Operating Activities                          $     (152,229)       $      114,260

Cash flows used in investing Activities
     Equipment Additions                                               (4,410)              (12,004)

     Net Cash Used by Investing Activities                     $       (4,410)       $      (12,004)

Net cash provided (used) by financing activities
     (Repayments) of Line of Credit                            $      (34,833)       $            0
     (Repayments) of Promissory Note                                  (22,554)              (57,898)
     Current Portion of Long Term Debt                                (29,954)              (26,852)
     (Repayments) Proceeds of Long Term Notes                                               (18,918)
     (Repayments) Proceeds of Notes to Shareholders                    46,691                32,850
     Proceeds From Convertible Debentures                             583,680                     0
     Proceeds From Common Stock Transactions                                                126,321
                                                               --------------        --------------
Net Cash provided by financing Activities                      $      543,030        $       55,503

Net increase in Cash and Cash Equivalents                      $      (20,435)       $        2,162

Cash and Cash Equivalents at Beginning of Year                         23,213                 2,647
                                                               --------------        --------------
Cash and Cash Equivalents at End of Year                       $        2,778        $        4,809
                                                               ==============        ==============
     Interest expense paid                                     $        9,560        $       14,744



See Notes to Consolidated Financial Statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2001
                                   (Unaudited)

1.       GENERAL

The accompanying unaudited consolidated financial statements have been prepared in conformity with the accounting principles stated in the audited financial statements for the year ended June 30, 2000 and reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the financial position as of March 31, 2001 and the results of operations for the periods presented. These statements have been reviewed by the Company's independent certified public accountants. The operating results for the interim periods are not necessarily indicative of results for the full fiscal year.

The notes to consolidated financial statements appearing in the Company's Annual Report for the years ended June 30, 2000 and 1999 should be read in conjunction with this Quarterly Report on Form 10-QSB.

On September 26, 2000, we entered into an agreement with AJW Partners, LLC. and New Millennium Capital Partners II, LLC. (the "Debenture Holders") for the private placement of $1,500,000 of the DeMarco Energy's Secured Convertible Debentures. These debentures are convertible into shares of the Common Stock of the DeMarco Energy based on the formulas listed below. The funding of the debentures will occur in two phases. The first $500,000 (less legal expenses of $25,000 and consulting fees of $20,000) was received by us on September 27, 2000. The remaining $1,000,000 will be funded within 5 days following the effective registration with the Securities and Exchange Commission of the underlying shares of our common stock

The primary terms of the September 2000 Convertible Debentures are as follows:

-        Entire principal amount will mature on September 26, 2001.

- Debentures bear 10% interest per annum with interest payments due quarterly. Interest to be paid in cash or shares of Common Stock solely at the option of the Company.

- The Debenture Holders have the option to convert any unpaid principal into shares of the Company's Common Stock at any time after the original issue date (subject to certain limitations).

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

As a part of the agreement with AJW Partners, LLC. and New Millennium Capital Partners II, LLC. both parties agreed to place $250,000 of the initial $500,000 of funding into an Escrow Account. These funds represent an amount to be reserved in the Escrow Account for use by the Company upon certain contingencies. Such reserved amount shall be released by the Escrow Agent to the Company upon the earlier to occur of (i) any contingency which the parties mutually agree would necessitate the release of such reserved funds to the Company or (ii) the date on which a registration statement to be filed by the Company in connection with the resale by the Purchasers of shares of common stock underlying the Debentures is declared effective by the Securities and Exchange Commission.

On August 25th and August 28th 2000, the Company issued the last of the series of convertible debentures bearing 8% interest. These two debentures totaled $57,500 and $26,180 respectively, and were a part a total of $229,380 raised from January through August 2000. The debentures mature in 24 months from the time of issue. Interest payments are calculated quarterly and totaled upon conversion and included in the stock distribution. The debentures carry various conversion privileges ranging from $0.10 to $0.45 a share. The debenture holders have the right to convert any or all of the principal into our Common Shares at any time after the first 12 months from issuance. If all debenture holders elect to convert, the Company will issue approximately 1,200,000 shares of its Common Stock to the holders and be relieved of the debt.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
        OR PLAN OF OPERATION

GENERAL

DeMarco Energy Systems, Inc., a Texas corporation, was founded by Mr. Louis DeMarco, father of Victor DeMarco, our current Chairman, President and Chief Executive Officer and began operations in June 1983. On November 17, 1989, Mr. Louis DeMarco, as an individual, acquired a majority interest in Fountain Head, Inc., a public shell corporation that had no operations. We completed a reverse merger with Fountain Head, Inc. on December 1, 1989, thereby becoming a publicly traded corporation, and changed the name of our company to DeMarco Energy Systems of America Inc., a Utah corporation.

Mr. DeMarco and two engineers received a systems patent on September 3, 1985 for an energy efficient geothermal heat pump, which is now known as the Energy Miser system. The systems patent was assigned to DeMarco Energy Systems, Inc. in December 1989 in exchange for 10,396,790 shares of our common stock. Of these issued shares, Mr. Victor DeMarco, received 4,900,000 shares from his father. The remaining shares were issued to Mr. Louis DeMarco for the rights to the patent. The patent revolves around the interface with a municipal water main and has three basic components. The first is taking water out of the municipal water main and running it through a heat exchanger and returning the water to the municipal water main. Secondly, the water running through a heat exchange device; and third, the heat exchange device being an integral part of a geothermal heat pump. The patent consists of all three of these components connected together in a specific series. The patent is, therefore, primarily an installation technology. This patent will expire on September 3, 2005.

On September 14, 1990, we entered into an exclusive brand name licensing agreement with Florida Heat Pump Manufacturing, Inc. ("FHP"). This agreement gives FHP the exclusive rights to manufacture, distribute, market and sell the Energy Miser system with the DeMarco Energy Miser label on the products. On February 5, 2001, we signed an amended agreement with FHP which will now allow us to also sale the Energy Miser system directly to end users without going through a FHP representative. We have had minimal success under this agreement from inception to date. We believe there are several reasons for this lack of sales. The primary reason has been the reluctance of various government agencies to allow us to tap into municipal water mains for fear of contamination of the potable water (public drinking water). Another has been our lack of operating capital to properly develop a marketing campaign to promote our systems and gain exposure to potential customers. And the last primary reason has been the need for an adequate engineering manual to assist sales representatives and dealers to understand the intricacies of the system and give them a visual method to promote our products to potential consumers. We now have the engineering manual completed and ready for distribution.


We have also filed a second patent application with the United States Patent office. This patent application was formulated around the use of reuse water sources as opposed to potable water sources. This patent, while similar to our current patent, was designed to utilize reuse water from private, public or other types of managed secondary water lines with the DeMarco Energy Miser heating and cooling system. Reuse water is defined as treated sewer water that falls below the standards of drinking water. For many years, reuse water has been used in secondary water systems for watering lawns and charging fire hydrants, as well as other non-potable water applications. It has only been in recent years that the secondary water systems have been given greater consideration due to water shortages. If this patent is granted we believe that government agencies will be much less reluctant to allow us to tap into reuse water mains, although we can give no assurances that they will be receptive. We have received initial comments from the Patent Office and have replied to those comments. We are currently waiting for any further responses from that office regarding this patent application.

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

Despite our lobbying efforts, to date there has been very little done by government agencies to enact the above legislation. As a result, we have recently refocused our marketing efforts toward entities that either own or control their own water systems. Entities and institutions where we believe we could have an impact include military bases, school systems, state or city owned buildings, federal facilities, and large campus type facilities, such as colleges. These types of facilities utilize large quantities of water and in several instances control their own water system.

We have had inadequate capital in the past in order to mount a viable marketing plan for our product. Through past sales of our convertible debentures we have been able to produce updated brochures, an engineering manual, and have updated our website. Upon the funding of the remaining portion of the convertible debentures (See "Liquidity and Capital Resources"), we will provide FHP with these materials. FHP has verbally agreed to do a mass mail out of our materials to their nationwide sales force. We cannot assure you that the marketing program will produce the desired results of substantially increasing revenues or profitability.

PRODUCTS

The DeMarco Energy Miser Heating and Cooling System

The Energy Miser is a patented geothermal heat pump system utilizing the municipal water main or any other underground piping loop to heat, cool and provide domestic hot water for buildings. Based on the results from our limited prototype installations, we believe our heat pumps are from 30% to 70% more efficient than other methods for heating and air conditioning and will significantly reduce monthly operating costs.

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

Our system is different in that it utilizes municipal water mains, reused water or any other managed water supply. There is no need for ground loops, wells, chillers, cooling towers or boilers. We believe this makes the Energy Miser system much more viable for the consumer market. Although some government regulators and others have expressed concerns about the integrity of the water, we believe the concerns are unfounded because the water passes through a double walled plate heat exchanger with no chance of contamination and is returned to the water source with only a slight temperature change.

The Energy Miser system has to date (pending the outcome of the second patent application for the utilization of reuse water sources) only utilized potable water systems as demonstrated within several military bases, as well as other commercial and institutional applications nationwide. If the patent for the utilization of reuse water is approved we believe we will have greater success in gaining acceptance from government regulators, as their concerns over contamination of the potable water supply will be lessened. These reuse water sources are controlled at the municipal level and we intend to launch marketing efforts in cities using or proposing to implement reuse water systems. Although we anticipate an increase in revenues if the reuse water patent is approved there can be no assurances that government regulators or our marketing efforts will have their intended effect of increasing revenues or profitability.

Energy Efficient Lighting Systems

We have not been involved in energy efficient lighting systems in the past, however, we believe that there is a need to either acquire an entity that is or joint venture with such an entity. We have found that most projects that we are bidding on for our air conditioning and heating systems also require the installation of energy efficient lighting. We believe that by combining the bidding process for both types of energy saving services we can generate additional sales revenues. However, we cannot assure you that such additional sales will occur.

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

The lighting retrofit services may be offered as a combined package with the DeMarco Energy Miser system, creating a marketing/sales program based upon return on investment time parameters. Sub-contractors generally located within the geographic region of the project will perform the lighting retrofit installations. These sub-contractors will be recruited and managed by DeMarco's strategic partners. As of the date of this filing, we have not initiated sales efforts for lighting products.

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

In February 2001, Supermarket Environment Services Company notified us that the Energy Miser system is being considered for an energy savings pilot program for a regional grocery store chain located in the southwestern part of the United States. We cannot assure you that we will be successful in securing this project.

FINANCIAL CONDITION AND CHANGES IN FINANCIAL CONDITION

OVERALL OPERATING RESULTS:

Three months ended March 31, 2001 compared to three months March 31, 2000:

We had $5,100 of royalty revenue for the quarter ended March 31, 2001 as compared to $0 for the March 31, 2000 quarter. Operating expenses for the current quarter were $126,800 as compared to $64,400 for the comparable quarter in 2000. The primary expense categories with the largest increases during the quarter ended March 31, 2001, as compared to the quarter ended March 31, 2000, were as follows:

   o Advertising was $6,600 for the quarter which represents an increase of $5,800 over the prior year quarter. This increase was part of our continuing plan to increase our product exposure.

   o Interest expense was $43,900 for the quarter as compared to $4,700 for the prior year. These expenses were incurred in connection with the convertible debentures we issued throughout the year in 2000 (See "Liquidity and Capital Resources").

     o Legal and professional fees increased $1,600 to a total of $13,000. These fees were incurred in connection with the current SB-2 filing and the filing of our annual 10KSB and quarterly filing of our 10QSB as well as for general corporate matters.

     o Our payroll for the quarter was $34,600, which represents an increase of $15,400 over the prior year. We added a vice president of sales in November 2000.

Nine months ended March 31, 2001 compared to nine months March 31, 2000:

We had $5,100 of royalty revenue for the current nine-month period ended March 31, 2001 as compared to $0 for the comparable period of 2000. Our operating expenses for the nine months were $425,500 which is an increase of $266,500 over the comparable period in 2000. The expenses with the largest increases during this nine month period as compared to the prior year were as follows:

     o Advertising was $42,200 versus $1,300 for the prior year period. This increase was part of our plan to increase our product exposure.

     o Travel expenses increased $16,700 to a total of $27,800 as we attended more industry trade shows which was also intended to increase our exposure to the market.

     o Interest expense was $51,000 for the current nine months as compared to $14,700 for the prior year period. These expenses were incurred in connection with the convertible debentures we issued throughout the year in 2000 (See "Liquidity and Capital Resources").

     o Legal and professional fees increased $78,300 to a total of $93,400. These fees were incurred in connection with the current SB-2 filing, our annual audit, legal work performed for the debenture offerings, our quarterly and annual filings with the Securities and Exchange Commission as well as for general corporate matters.

     o Our payroll for the nine months was $105,600, which represents an increase of $51,600 over the prior year. We added a vice president of sales in November 2000.

LIQUIDITY AND CAPITAL RESOURCES:

We have recently been financed through a series of convertible debenture offerings that began in the first quarter of 2000, and have been supported in the interim by loans from our President and Chief Executive Officer, Victor DeMarco. As of March 31, 2001, Mr. DeMarco has advanced $174,100 to the Company.

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

On September 26, 2000, we entered into an agreement with AJW Partners, LLC. and New Millennium Capital Partners II, LLC. (the "Debenture Holders") for the private placement of $1,500,000 of our 10% Secured Convertible Debentures. These debentures are convertible into shares of the Common Stock of DeMarco Energy based on the terms listed below. The funding of the debentures will occur in two phases. The first $500,000 (less legal expenses of $25,000 and consulting fees of $20,000) was received by us on September 27, 2000. The remaining $1,000,000 will be funded within 5 days following the effective registration with the Securities and Exchange Commission of the underlying shares of our common stock. We anticipate utilizing the funds as follows:

     o    Legal fees incurred with the private placement          $ 25,000
     o    Consulting incurred with the private placement            20,000
     o    Paying outstanding accounts payable                       50,000

      o        New Company video for advertising                         19,000
      o        New Company brochure and logo                             10,000
      o        Updating supplies with new logo                            5,000
      o        New engineering manual                                    10,000
      o        Updating the Company website                              25,000
      o        Ongoing attorney's fees                                   25,000
      o        3 months operating expenses                               61,000
      o        Marketing efforts                                        450,000
      o        Set aside for potential acquisitions                     800,000
                                                                       --------
Total                                                                $1,500,000

The aforementioned $1,500,000 of convertible debentures are a part of a term sheet agreement with AJW Partners, LLC. and New Millennium Capital Partners II, LLC. which calls for up to a total of $8,000,000 of convertible debentures to be issued over a one-year period ending on September 1, 2001. The term sheet agreement is not binding on either party and additional purchases of our convertible debentures will be based on a mutually agreeable use of proceeds from the sale of these debentures.

The primary terms of the September 2000 Convertible Debentures are as follows:

-        Entire principal amount will mature on September 26, 2001.

- Debentures bear 10% interest per annum with interest payments due quarterly. Interest to be paid in cash or shares of Common Stock solely at the option of the Company.

- The debenture holders have the option to convert any unpaid principal into shares of our Common Stock at any time after the original issue date (subject to certain limitations).

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

We had an unrestricted cash balance of $2,800 at March 31, 2001 as compared to a cash balance of $23,200 at June 30, 2000. We also have $250,000 of cash being held in escrow pending a successful registration of the aforementioned common stock. This decrease in unrestricted cash balances was caused by our funding of operations for the current nine-month period out of the partial proceeds we received from the convertible debenture offering as well as additional funding from our current Chairman, President and Chief Executive Officer. We anticipate that with the complete funding of the debentures we will be able to substantially increase our marketing presence for the foreseeable future. We cannot assure you that these efforts will have the desired effect of increasing sales or profitability.

We had negative working capital of $836,000 at the end of March 31, 2001 as compared to negative working capital of $382,200 at the end of the prior fiscal year end, June 30, 2000. This increase in negative working capital is primarily the result of increasing our current debt through the partial funding of the Secured Convertible Debentures in September 2000 as well as operating losses of $419,600 incurred for the current nine-month period.

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

                            PART II OTHER INFORMATION

ITEM 5. OTHER INFORMATION

On November 13, 2000, we filed a Form SB-2 to register 22,826,086 of our Common Shares in conjunction with our agreements associated with the $1,500,000 of Secured Convertible Debentures issued on September 26, 2000 (See "Liquidity and Capital Resources"). At the date of this filing of Form 10-QSB we are still in the process of responding to Securities and Exchange Commission comments regarding that filing

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

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

                       Date May 18, 2001

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                       By  /s/  Victor M. DeMarco
                           Victor M. DeMarco, President/ Chief Operating Officer

                       Date May 18, 2001