Form 10KSB
period 2001-06-30
DEMARCO ENERGY SYSTEMS OF AMERICA INC
filed 2001-09-28
CIK 1093993

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-KSB

                 ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                     FOR THE FISCAL YEAR ENDED JUNE 30, 2001
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


           Securities registered pursuant to section 12(g) of the Act:
                                  Common Stock

                                (Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy of information statements incorporated by reference in Part 10-KSB or any amendment to this Form 10-KSB. {X}

State issuer's revenues for its most recent fiscal year: $5,051.

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock as of a specified date within the past 60 days: As of September 27, 2001, the aggregate market price of the voting stock held by non-affiliates was approximately $1,864,985.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of September 27, 2001, the Company had outstanding 24,931,847 shares of its common stock, par value $0.001.

                                TABLE OF CONTENTS

   ITEM NUMBER AND CAPTION                                               PAGE
   PART I

     ITEM 1.      DESCRIPTION OF BUSINESS                                  3
     ITEM 2.      DESCRIPTION OF PROPERTY                                  6
     ITEM 3.      LEGAL PROCEEDINGS                                        7
     ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF
                  SECURITY HOLDERS                                         7

   PART II

     ITEM 5.      MARKET FOR REGISTRANTS COMMON EQUITY AND
                  RELATED STOCKHOLDER MATTERS                              7
     ITEM 6.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION OR PLAN OF OPERATION                 9
     ITEM 7.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA             12
     ITEM 8.      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                  ON ACCOUNTING AND FINANCIAL DISCLOSURE                  23

   PART III

     ITEM 9.      DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND
                  CONTROL PERSONS: COMPLIANCE WITH SECTION 16(a)
                  OF THE EXCHANGE ACT                                     23
    ITEM 10.      EXECUTIVE COMPENSATION                                  24
    ITEM 11.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                  OWNERS AND MANAGEMENT                                   24
    ITEM 12.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS          25
    ITEM 13.      EXHIBITS AND REPORTS ON FORM 8-K                        25

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

BUSINESS

DeMarco Energy Systems, Inc., a Texas corporation, was founded by Mr. Louis DeMarco, father of Victor DeMarco, our current Chairman, President and Chief Executive Officer, and began operations in June 1983. On November 17, 1989 Mr. DeMarco, as an individual, acquired a majority interest in Fountain Head, Inc., a public shell corporation with shareholders but no operations. We completed a reverse merger with this shell on December 1, 1989, thereby becoming a publicly traded corporation, and changed the name of our company to DeMarco Energy Systems of America Inc., a Utah corporation. We are a development stage company.

From 1978 to 1982 (prior to the formation of DeMarco Energy Systems, Inc.) we designed and sold solar energy panels to the commercial and residential markets. This phase of the business was discontinued and sold to a third party in 1982. Mr. Louis DeMarco and two engineers, who became employees of DeMarco Energy, then began working on the concept of an energy efficient geothermal heat pump. They received a systems patent on September 3, 1985 that was later assigned to DeMarco Energy Systems, Inc. in December 1989 in exchange for 10,396,790 shares of our common stock. Of these issued shares, Mr. Victor DeMarco, received 4,900,000 shares from his father. The remaining shares were issued to Mr. Louis DeMarco for the rights to the patent.

We currently provide energy solutions for commercial and residential applications. We sell a highly efficient heating/cooling system called the "Energy Miser". The Energy Miser is a patented geothermal heat pump system utilizing the municipal water main or any other underground piping loop to heat, cool and provide domestic hot water for buildings. The patent revolves around the interface with a municipal water main and has three basic components. The first is taking water out of the municipal water main and running it through a heat exchanger and returning the water to the municipal water main. Second, the water running through a heat exchange device; and third that heat exchange device being an integral part of a geothermal heat pump. Our patent consists of all three of these components connected together in a specific series. The patent is, therefore, primarily an installation technology. This patent will expire on September 3, 2005.

From inception to date we have had a total of eleven installations of our Energy Miser system in five states. Based on the results from our limited prototype installations, we believe these heat pumps are from 30% to 70% more efficient than other methods for heating and air conditioning. We cannot assure you that a specific percentage savings will occur in future installations of our system.

We derive our revenue in the form of royalties from sales of the Energy Miser system. We have an exclusive brand name agreement with Florida Heat Pump
Manufacturing Inc. ("FHP") located in Florida. FHP manufactures the units, labels them with the DeMarco Energy Miser name and sells them through their existing dealer/distributor network. On February 7, 2001, we signed an amended agreement with FHP, which also allows us to purchase the Energy Miser system directly from FHP and sell our product to consumers without going through a FHP representative. Since the origination of this agreement (dated September 14,
1990) to date there have been a minimal number of units sold. We believe that the primary reason our sales have been hampered has been the reluctance of various government agencies to allow us to tap into municipal water mains and our lack of sufficient operating capital (See "Government Regulations"). We also believe this lack of sales was partially due to distributors and dealers not having adequate engineering instruction manuals in order to demonstrate or promote the system to prospective customers. In August of 2000, we completed the engineering manual and have developed a marketing and promotion program that introduced the manual to FHP's sales representatives and distribution network. In August 2001, we mailed our engineering manuals to 82 FHP sales representatives in the United States and to 18 FHP sales representatives in foreign countries.

We have also prepared a marketing presentation of the Energy Miser system, which targets energy service companies. These companies are subsidiaries of large power companies that market their power services to large energy usage clients such as federal buildings. Some of the power companies that have these energy service company subsidiaries include Reliant, Northern States Power, Duke and Southern California Edison. Some other corporations that also have energy service companies include Johnson Controls, Honeywell and Chevron. The creation of these type of companies stemmed from a federal mandate signed in 1993 by President Clinton called the Climate Change Action Plan. It basically mandates that all federally owned facilities save 30% of their total energy consumption by the year 2010. Energy service companies offer performance contracting for projects generally greater than $10 million, most of which require retrofitting heating and cooling systems. They implement systems that provide the greatest percentage of energy reduction to maximize savings benefits and focus on the shortest return on investment cycle. We cannot assure you that the marketing program will produce the desired results of substantially increasing revenues or profitability.

We have filed a second patent application with the United States Patent office. This patent is for an invention that relates to heat pumps that are automatically thermodynamically balanced to operate at optimum conditions using water, and in this case reuse water systems. This patent, while similar to our current patent, was designed to utilize reuse water from private, public or other types of managed secondary water lines with the DeMarco Energy Miser heating and cooling system. Reuse water is defined as treated sewer water that falls below the standards of drinking water. For many years, reuse water has been used in secondary water systems for watering lawns and charging fire hydrants, as well as other non-potable water applications. It has only been in recent years that the secondary water systems have been given greater consideration due to water shortages. If this patent is granted we believe that government agencies will be much less reluctant to allow us to tap into reuse water mains, although we can give no assurances that they will be receptive. We have received initial comments from the Patent Office and have replied to those comments. We are currently waiting for any further responses from that office regarding this patent application. Over the last two years we have spent approximately $15,000 for research and development costs as it relates to this patent.

Prior Operating History

In July 1996, we founded Cyberlink Systems, Inc. ("Cyberlink"), a wholly-owned subsidiary. Cyberlink was organized to refurbish and market used computer components such as computer monitors and printers. Due to the continued decline in costs of new computer equipment our profit margins eroded and continuing to operate became unfeasible. Cyberlink ceased doing business in 1998. All activities regarding Cyberlink were wound down over the next year and it was dissolved in June 2000. (See "Liquidity and Capital Resources").

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

Our Energy Miser system is a geothermal heat pump system that uses water to provide the thermal energy needed to heat and cool. Our system is different in that it utilizes municipal water mains, reused water or any other managed water supply. There is no need for ground loops, wells, chillers, cooling towers or boilers. We believe this makes the Energy Miser system much more viable for the consumer market. Although some government regulators and others have expressed concerns about the integrity of the water, we believe the concerns are unfounded because the water simply passes through a double walled plate heat exchanger with no chance of contamination and is returned to the water source with only a slight temperature change.

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

Energy Efficient Lighting Systems

We are not presently involved in energy efficient lighting systems, however, we believe there is a need to either acquire an entity that is or joint venture with such an entity. We have found that most projects that we are bidding on for our air conditioning and heating systems also require the installation of energy efficient lighting. We believe that by combining the bidding process for both types of energy saving services we can generate additional sales revenues. However, we cannot assure you that such additional sales will occur.

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

The lighting retrofit services may be offered as a combined package with the DeMarco Energy Miser system, creating a marketing/sales program based upon return on investment time parameters. Sub-contractors generally located within the geographic region of the project perform lighting retrofit installations. These sub-contractors are identified, recruited and managed by DeMarco's partners. As of the date of this prospectus, we have not initiated sales efforts for lighting products.

MARKETING AND COMPETITION

We market and sell our Energy Miser system through a brand name partnership agreement with FHP, of Ft. Lauderdale, Florida, and via exposure through the Geothermal Heat Pump Consortium. The Geothermal Heat Pump Consortium is a consortium of over 80 of the largest utilities in the United States. A majority of the heat pump manufacturers deal with the Environmental Protection Agency
("EPA"). These utilities and manufacturers have formed what is called the Geothermal Heat Pump Consortium or Geo Exchange based in Washington, D.C. This is our industry association. It provides a constant source of leads and technical papers and research materials. DeMarco and FHP focus primarily on the commercial and institutional markets. We display the Energy Miser at trade shows in booths for public exhibition and education. In addition to trade shows, we market the Energy Miser directly to end users, architects, designers and installers of HVAC (Heating, Ventilation and Air Conditioning) equipment. In this business segment, we are in competition with all other producers of HVAC systems, most of which are more firmly established in the marketplaces and have substantially greater financial resources than us. We can give no assurance that we will be able to compete in this market.

A commercial job will typically start at the AE (Architectural Engineering) design level. They will design a certain type of system requirement for the project. Once this has been accomplished the mechanical engineers will actually do the computer design and draw blueprints. Then the General Contractor will request three (3) different bids on the equipment. If our system technology fits within the requirements of the job, FHP's sales representatives will be contacted and asked to bid the equipment portion of the project. We have a standardized price for the equipment although in certain cases, especially in military projects, it may be necessary to negotiate the price to be competitive. In those instances we will negotiate the royalty fees and cut the cost of the equipment slightly to aid us in getting the project.

On October 10, 2000, we retained the services of Marschall Design, a fifteen-year-old corporate image consulting company. Marschall will assist us in our marketing efforts. The new media materials became available for release in February of 2001. Marschall assisted us with brochures, tradeshow display, stationery, web design plus any other areas requiring image design and enhancements.

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

At the federal level there has been some positive impact from government actions. President Clinton signed the Climate Change Action Plan in 1993. This required all federally owned facilities to save 20% of their total energy consumption by 2005. That act has been revised twice, and, as of 1999, federal facilities were required to save 35% of their total energy consumption by 2010. This is a federal mandate. Most of the military and federal buildings have not met this goal. We believe most of the military and federal facilities are continuing to attempt to find ways to save energy. We further believe our technology has the ability to save the government facility that energy percentage requirement just by changing to our air conditioning and heating system technology. On the negative side, the federal government does not have any regulations (i.e. the EPA or federal plumbing codes). There are no federal codes drawn around the use of municipal water for this purpose, which means we are subject to the varying local laws.

We have spent an inordinate amount of time and effort over the past years in lobbying state and local government agencies to enact legislation to change water codes and rules to allow access to that market. Despite our lobbying efforts, to date there has been very little done by government agencies to enact the above described legislation. As a result, we have refocused our marketing efforts toward entities that either own or control their own water systems. Entities and institutions where we are concentrating our efforts include military bases, school systems, state or city owned buildings, federal facilities, and large campus type facilities, such as colleges. These types of facilities utilize large quantities of water and in several instances control their own water system. We have had prior successes, though limited in scope, with military installations. We also believe smaller communities with less stringent government bodies and regulations will be good prospects for our energy saving products. We can give no assurance that our refocused efforts in this market will be successful.

RECENT DEVELOPMENTS

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

We are currently finalizing a convertible debt offering of $1,500,000 (see "MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS") that will be directed toward acquisitions, marketing, internal corporate infrastructure development, and/or general administrative expenses. We received the first $500,000 from this debt offering on September 27, 2000. In conjunction with the terms of this convertible debt offering we have filed a Form SB-2 on September 21, 2001 with the Securities and Exchange Commission to register up to 22,826,086 shares of our common stock.

On November 28, 2000, we in conjunction with the O'Connor Company of Rapid City, South Dakota were issued the design-win for the DeMarco Energy Miser heating and cooling system. The system is currently being installed in the Community Center in Belle Fourche, South Dakota. This is a community center that includes an olympic size pool, a basketball court, locker rooms, meeting rooms, and a 200 seat auditorium. The purchase order for 18 units has been issued and all of the units were delivered by August 18, 2001. FHP manufactured the units.

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

Employees

We currently employ 3 full time people. It is anticipated that up to 20 additional personnel will be required to meet the demands of the projected market over the next five years. Most of these positions will be added in the areas of sales, marketing and project management as our projected volume increases. We cannot assure you that such volume increases will occur.

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

                                    PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS

MARKET FOR COMMON STOCK

Our common stock is traded in the over-the-counter market and quoted on OTC EBB under the symbol "DMES" and quoted in the pink sheets published by the National Quotations Bureau. Since 1990, from time to time, a very small number of securities broker-dealers published only intermittent quotations for our common stock, and there was no continuous, consistent trading market. The trading volume in our common stock has been and is extremely limited. During the above period, the limited nature of the trading market created the potential for significant changes in the trading price for the common stock as a result of relatively minor changes in the supply and demand for our common stock and perhaps without regard to our business activities. Because of the lack of specific transaction information and our belief that quotations during the period were particularly sensitive to actual or anticipated volume of supply and demand, we do not believe that such quotations during this period are reliable indicators of a trading market for our common stock.

As of June 30, 2001, there were approximately 1,500 holders of record of our common stock including stock held in street name.

Transfer Agent

The transfer agent for our common stock is Fidelity Transfer Company, 1800 South West Temple, Salt Lake City, Utah 84115.

Subject to the above limitations, we believe that during the ten fiscal quarters preceding the date of this filing, the high and low sales prices for our common stock during each quarter are as set forth in the table below (such prices are without retail mark-up, mark-down, or commissions). The sales prices were obtained from the stock sales history charts from the on-line stock quote site quicken.com. Quicken quotes are provided by S&P Comstock Historical information supplied by Iverson Financial Systems.

 QUARTER ENDED                            HIGH       LOW

June 30, 2001                             .28        .09
March 31, 2001                            .22        .09
December 31, 2000                         .43        .13
September 30, 2000                        .76        .31
June 30, 2000                             .875       .281
March 31, 2000                            .531       .125
December 31, 1999                         .25        .125
September 30, 1999                        .35        .125
June 30, 1999                             .281       .125
March 31, 1999                            .53        .125

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

RECENT SALES OF UNREGISTERED SECURITIES

On September 13,1999, we completed a private placement (the "Placement") of 696,852 shares of our common stock to 33 individual and institutional investors. The aggregate sales proceeds of the Placement were $174,300. We believe that the issuance of shares of common stock in the Placement was exempt from the registration requirements under Rule 506 of the Securities Act. There was no underwriter involved and all persons acquiring the stock were accredited investors.

During the eight-month period from January through August 2000, we issued a series of convertible debentures bearing 8% interest. A total of $229,380 was raised from this issuance. The debentures mature in 24 months from the time of issue. Interest payments are calculated quarterly and totaled upon conversion and included in the stock distribution. The debentures carry various conversion privileges ranging from $0.10 to $0.45 a share. The debenture holders have the right to convert any or all of the principal into our common Shares at any time after the first 12 months from issuance. If all debenture holders elect to convert, we will issue approximately 1,200,000 shares of our common stock to the holders and be relieved of the debt. We believe that the issuance of shares of common stock in the Placement was exempt from the registration requirements of the Securities Act under Rule 506 adopted thereunder. There was no underwriter involved and all persons offered and acquiring the debentures were accredited investors.

On September 26, 2000, we entered into an agreement with AJW Partners, LLC and New Millennium Capital Partners II, LLC for the private placement of $1,500,000 of our Secured Convertible Debentures. These debentures are convertible into shares of our common stock. The funding of the debentures will occur in two phases with the first $500,000 (less legal and consulting fees of $45,000) being received by us on September 27, 2000. The remaining $1,000,000 will be funded within 5 days following the effective registration with the Securities and Exchange Commission of the underlying securities of DeMarco Energy. If all debenture holders elect to convert, we will issue approximately 10,869,564 shares of our common stock to the holders and will be relieved of the debt. Since the debentures were sold in a private transaction, solely to accredited institutional investors, we believe that the issuance of the debentures was exempt from registration requirements of the Securities Act under Rule 506 of Regulation D and Section 4(2) of the Securities Act.

Mr. Victor DeMarco, the Company's controlling shareholder and Chief Executive Officer and director had personally loaned us approximately $99,000 through the period ended June 30, 2000. On September 29, 2000, Mr. DeMarco converted this entire debt into 1,650,000 shares of our common stock at a conversion price of $0.06 per share. Because Mr. DeMarco is an officer and director of DeMarco Energy, we believe the issuance of shares to Mr. DeMarco was exempt from the registration requirements of the Securities Act under Rule 506 of Regulation D and Section 4(2) of the Securities Act.

Mr. Peter Des Camps, formerly our Senior Vice President of Corporate Development also serves as President and Chief Executive Officer for Lead Capital Ventures ("LCV"), a private investment company formed in 1999. LCV paid a debt of DeMarco Energy in the amount of $20,000 and acquired the common stock conversion rights associated with that debt. The conversion rights were at $0.156 per share which resulted in 133,333 shares of common stock being issued to LCV. This transaction occurred on September 29, 2000. Because LCV is an accredited institutional investor and Mr. Descamps was an officer of DeMarco Energy, we believe this transaction was exempt from registration requirements of the Securities Act under Rule 506 of Regulation D and Section 4(2) of the Securities Act.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Financial Condition and Changes in Financial Condition

The financial information set forth in the following discussion should be read in conjunction with, and qualified in its entirety by, the financial statements of DeMarco Energy included elsewhere herein. Our independent auditors have issued a going-concern opinion as to our ability to continue operations.

Overall Operating Results:

Fiscal year ended June 30, 2001 compared to fiscal year ended June 30, 2000:

We had net royalty revenues of $5,100 for the fiscal year ended June 30, 2001. Prior year royalty revenues were $22,000. Our total expenses for the current year were $758,700 versus $292,600 for last year. The expenses with the largest increases during the current year as compared to the prior year were as follows: marketing and advertising was $55,900 versus $39,000 for the prior year period. This increase was part of our plan to increase our product exposure; travel expenses were $28,900 as compared to $27,200 as we attended more industry trade shows in each of the last 2 fiscal years to increase our exposure to the market; interest expense was $77,500 for the current year as compared to $29,200 for the prior year period. These expenses were incurred in connection with the convertible debentures we issued throughout calendar year 2000 (See "Liquidity and Capital Resources"); legal and professional fees increased $116,300 to a total of $201,900. These fees were incurred in connection with the current SB-2 filing, our annual audit, legal work performed for the debenture offerings, our quarterly and annual filings with the Securities and Exchange Commission as well as for general corporate matters; and our payroll for the year was $246,100, which represents an increase of $173,600 over the prior year payroll of $72,500. We also added a vice president of sales in November 2000.

We incurred a net loss for the 2001 fiscal year of $753,600 as compared to a net loss of $270,700 from continuing operations for the prior fiscal year. We plan to continue to focus our expenditures on marketing efforts for the foreseeable future. These losses were incurred primarily because of the costs and expenses cited above.

Our inception to date income statement includes the sales and expenses related to Cyberlink Systems, Inc., a former wholly-owned subsidiary. Cyberlink refurbished and marketed used computer components such as computer monitors and printers (See"BUSINESS" and "FINANCIAL STATEMENTS"). Cyberlink ceased doing business in 1998 and all business activities regarding this subsidiary were dissolved in June 2000. In addition, since inception we had a one-time gain of $66,000, included in extraordinary items, for the forgiveness of debt owed to the former majority shareholder, Louis DeMarco.

Liquidity and Capital Resources:

We have recently been financed through a private equity offering that ended during the third quarter of 1999 and a convertible debenture offering that began in the first quarter of 2000, and have been supported in the interim by loans from our President and Chief Executive Officer, Victor DeMarco.

On August 25th and August 28th 2000, we issued the last of the series of convertible debentures bearing 8% interest. These two debentures totaled $57,500 and $26,180 respectively, and were part of a total of $229,380 raised from January through August 2000 (see "BUSINESS"). The proceeds were utilized for repayment of accounts payable and operating expenses.

On September 26, 2000, we entered into an agreement with AJW Partners, LLC and New Millennium Capital Partners II, LLC (the "Debenture Holders") for the private placement of $1,500,000 of our 10% Secured Convertible Debentures. These debentures are convertible into shares of the common stock of DeMarco Energy based on the terms listed below. The funding of the debentures will occur in two phases. The first $500,000 (less legal expenses of $25,000 and consulting fees of $20,000) was received by us on September 27, 2000. The remaining $1,000,000 will be funded within 5 days following the effective registration with the Securities and Exchange Commission of the underlying shares of our common stock. We anticipate utilizing the funds for legal and consulting fees, marketing, general and administrative expenses and for potential acquisitions.

The aforementioned $1,500,000 of convertible debentures is a part of a term sheet agreement with AJW Partners, LLC and New Millennium Capital Partners II, LLC., which calls for up to a total of $8,000,000 of convertible debentures to be issued over time as warranted. The term sheet agreement is not binding on either party and additional purchases of our convertible debentures will be based on a mutually agreeable use of proceeds from the sale of these debentures.

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

- DeMarco Energy is required to file a SB-2 Registration Statement with the Securities and Exchange registering 200% of the common stock underlying the debentures. We filed a Form SB-2 on September 21, 2001 to register 22,826,086 shares of our common stock and are awaiting responses from the Commission.

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

We had negative working capital of $7,600 at June 30, 2001 as compared to negative working capital of $77,800 at the end of the prior fiscal year end June 30, 2000. This decrease in negative working capital is primarily the result of the funding of the convertible debentures.

We had an unrestricted cash balance of $300 at June 30, 2001 as compared to a cash balance of $23,200 at June 30, 2000. We also had $250,000 of cash being held in escrow pending a successful registration of the aforementioned common stock. Subsequent to June 30, 2001, this restricted cash was released to the Company for use in operations. The decrease in unrestricted cash balances was caused by our funding of operations for the current year out of the partial proceeds we received from the convertible debenture offering as well as additional funding in the amount of $250,400 from our current Chairman, President and Chief Executive Officer.

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

ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          INDEX TO FINANCIAL STATEMENTS


                                TABLE OF CONTENTS

                                                                     PAGE


Independent Auditor's Report (Nathan M. Robnett, CPA)                 F-2
Balance Sheets at June 30, 2001 and June 30, 2000                     F-3
Statements of Operations for the Years ended
June 30, 2001 and June 30, 2000                                       F-4
Statements of Changes in Stockholders' Capital for
Years ended June 30, 2001 and June 30, 2000                           F-5
Statements of Cash Flows for the Years ended
June 30, 2001 and June 30, 2000                                       F-7
Notes to Financial Statements                                         F-8

                          Independent Auditor's Report


To the Board of Directors of DeMarco Energy Systems of America, Inc. (A Development Stage Company)

We have audited the accompanying balance sheets of DeMarco Energy Systems of America, Inc. as of June 30, 2001 and 2000 and the related statements of income, changes in stockholders' capital, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of DeMarco Energy Systems of America, Inc. as of June 30, 2001 and 2000, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Corporation will continue as a going concern. As discussed in Note I to the financial statements, the Corporation has suffered losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note I. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.





Robnett & Company, P.C.
Austin, Texas

August 22, 2001

               DEMARCO ENERGY SYSTEMS of AMERICA, INC.
                    (A Development Stage Company)
                           BALANCE SHEETS
                AS OF JUNE 30, 2001 and JUNE 30, 2000


                              ASSETS                                        As of                As of
                                                                        June 30, 2001        June 30, 2000
                                                                        -------------        -------------
Current Assets:
     Cash and Equivalents                                               $         261        $      23,213
     Restricted Escrow                                                        250,000                    -
     Accounts Receivable                                                          240                3,240
                                                                        -------------        -------------

          Total Current Assets                                                250,501               26,453
                                                                        -------------        -------------

Capital Assets:
     Fixtures, Fixtures and Equipment                                         165,335              151,137
     Less: Accumulated Depreciation                                         (150,134)            (124,331)
                                                                        -------------        -------------

          Total Fixed Assets                                                   15,201               26,806
                                                                        -------------        -------------

Other Assets:
     Patent, net of Accumulated Amortization of $991                            8,921                9,582
      and $330 at June 30, 2001 and 2000
     Manuals, net of Accumulated Amortization of                                7,000                9,000
     $3,000 and $1,000 at June 30, 2001 and 2000
     Deposits                                                                   1,000                1,000
                                                                        -------------        -------------
Total Other Assets                                                             16,921               19,582
                                                                        -------------        -------------

          TOTAL ASSETS                                                  $     282,623        $      72,841
                                                                        =============        =============


               LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES

Current Liabilities:
     Accounts Payable                                                   $     159,299        $      37,656
     Cash Overdraft                                                             4,284                    -
     Current Portion of Notes Payable                                          21,935               64,787
     Other Accrued                                                             72,566                1,773

                                                                        -------------        -------------
          Total Current Liabilities                                           258,084              104,216
                                                                        -------------        -------------
Long-Term Debt:
     Convertible Debentures                                                   700,680              197,000
     Notes Payable                                                                  -               22,586
     Due to Shareholders                                                      354,035              127,451
                                                                        -------------        -------------
          TOTAL LIABILITIES                                                 1,312,799              451,253
                                                                        -------------        -------------

SHAREHOLDERS' EQUITY
     Common Stock, 100,000,000 Shares Authorized, Par $0.001,
          and 24,931,847 and 22,839,414 shares issued at
          June 30, 2001 and 2000                                               24,932               22,837
     Additional Paid-In-Capital                                             2,186,739            2,244,329
     Retained Deficit Accumulated                                         (3,188,697)          (2,435,048)
     Subscriptions Receivable                                                (53,150)            (210,530)
                                                                        -------------        -------------
          TOTAL SHAREHOLDERS' EQUITY                                      (1,030,176)            (378,412)
                                                                        -------------        -------------

          TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                    $     282,623        $      72,841
                                                                        =============        =============

See Notes to the Financial Statements.



                     DEMARCO ENERGY SYSTEMS of AMERICA, INC.
                          (A Development Stage Company)
                           STATEMENTS OF OPERATIONS
               FOR THE YEARS ENDED JUNE 30, 2001 and JUNE 30, 2000







                                                       Year Ended      Year Ended       Cumulative
                                                     June 30, 2001    June 30, 2000   From Inception
                                                     -------------    -------------   --------------
Revenues
      Royalty Fees                                     $    5,051      $    21,906      $    71,040
      Sales                                                     -                -          760,691
      Other Income                                              -                -           76,506
                                                     -------------    -------------   --------------
         Total Revenue                                      5,051           21,906          908,237
                                                     -------------    -------------   --------------
Costs and Expenses
      Selling and Administrative                          652,712          230,409        3,766,608
      Depreciation and Amortization                        28,464           32,949          154,125
      Interest                                             77,524           29,217          212,659
                                                     -------------    -------------   --------------
      Total Costs and Expenses                            758,700          292,575        4,133,392
                                                     -------------    -------------   --------------

Loss Before Extraordinary Item                          (753,649)        (270,669)      (3,225,155)

Extraordinary Items
      Foregiveness of Debt                                      -                -           66,356
                                                     -------------    -------------   --------------

Loss from Continuing Operations                         (753,649)        (270,669)      (3,158,799)

Discontinued Operations
      Loss from Operations of Discontinued
      Subsidiary (Cyberlink)                                    -                -         (10,032)
      Loss on Disposal of Assets of Subsidiary
      (Cyberlink)                                               -                -         (19,866)

Net Loss                                             $  (753,649)     $  (270,669)    $ (3,188,697)
                                                     =============    =============   ==============

      Earnings Per Share - Basic                     $    (0.030)     $    (0.012)
                                                     =============    =============
      Earnings Per Share - Fully Diluted             $    (0.025)     $    (0.012)
                                                     =============    =============

See Notes to the Financial Statements.



                         DEMARCO ENERGY SYSTEMS of AMERICA, INC.
                             (A Development Stage Company)
                      STATEMENTS OF CHANGES in STOCKHOLDERS' CAPITAL
                    FOR THE YEARS ENDED JUNE 30, 2001 and JUNE 30, 2000


                                                                                             Retained Deficit
                                                                                               Accumulated
                                                            Additional                          During the
                                                            Paid - In     Subscriptions         Development
                                            Common Stock     Capital       Receivable             Stage               Total
                                            ------------    ----------    -------------      ----------------       ---------
Balance - January 19, 1983                  $          -    $        -    $           -         $         -       $         -
                                            ------------    ----------    -------------      ----------------       ---------

Balance - June 30, 1988                                -             -                -                   -                 -
                                            ------------    ----------    -------------      ----------------       ---------

Issuance of 7,350,000 shares                       7,350         7,650                                                 15,000
of Common Stock

Issuance of 15,000,000 shares                     15,000       135,000                                                150,000
of Common Stock

Stock Offering Costs                                            15,694)                                               (15,694)

Cancellation of 4,350,000 shares                  (4,350)        4,350                                                      -
of Common Stock

Issuance of 20,000,000 shares                     20,000     4,980,000                                              5,000,000
for purchase of patent

Removal of patent, cancellation of                          (5,000,000)                                            (5,000,000)
20,000,000 shares

Forty to one reverse stock split                 (37,050)       37,050
reduction of 37,050,000 shares

Issuance of 10,196,190 shares                     10,196      (179,335)                                              (169,139)
of Common Stock

Issuance of 418,000 shares                           418       204,376                                                204,794
of Common Stock

Issuance of 1,482,500 shares                       1,483         6,529                                                  8,012
of Common Stock

Net Loss                                               -             -                -           (150,093)          (150,093)
                                            ------------    ----------    -------------      ----------------       ---------

Balance at June 30, 1989                          13,047       179,926                -           (150,093)            42,880

Net Loss                                               -             -                -            (39,703)           (39,703)
                                            ------------    ----------    -------------      ----------------       ---------

Balance at June 30, 1990                          13,047       179,926                -           (189,796)             3,177

Net Loss                                               -             -                -            (98,180)           (98,180)
                                            ------------    ----------    -------------      ----------------       ---------

Balance at June 30, 1991                          13,047       179,926                -           (287,976)           (95,003)

Issuance of 3,863,849 shares                       3,860       459,303                -                   -           463,163
of Common Stock

Net Loss                                               -             -                -           (200,779)          (200,779)
                                            ------------    ----------    -------------      ----------------       ---------

Balance at June 30, 1992                          16,907       639,229                -           (488,755)           167,381

Issuance of 18,793,840 shares                      1,887        96,031                -                  -             97,918
of Common Stock

Net Loss                                               -             -                -           (150,068)          (150,068)
                                            ------------    ----------    -------------      ----------------       ---------

Balance at June 30, 1993 - Continued              18,794       735,260                -           (638,823)           115,231

See Notes to the Financial Statements.



                       DEMARCO ENERGY SYSTEMS of AMERICA, INC.
                               (A Development Stage Company)
                      STATEMENTS OF CHANGES in STOCKHOLDERS' CAPITAL
                    FOR THE YEARS ENDED JUNE 30, 2001 and JUNE 30, 2000


                                                                                             Retained Deficit
                                                                                                Accumulated
                                                            Additional                           During the
                                                            Paid - In     Subscriptions         Development
                                            Common Stock      Capital       Receivable             Stage              Total
                                            ------------    ----------    -------------      ----------------       ---------
Balance at June 30, 1993 - Continued              18,794       735,260               -             (638,823)          115,231

Issuance of 1,495,750 shares                       1,496       451,072               -                    -           452,568
Common Stock

Net Loss                                               -             -               -             (250,529)         (250,529)
                                            ------------    ----------    -------------      ----------------       ---------
Balance at June 30, 1994                          20,290     1,186,332               -             (889,352)          317,270

Issuance of 284,500 shares                           285       234,594               -                    -           234,879
of Common Stock

Net Loss                                               -             -               -             (253,198)         (253,198)
                                            ------------    ----------    -------------      ----------------       ---------

Balance at June 30, 1995                          20,575     1,420,926               -           (1,142,550)          298,951

Issuance of 284,490 shares                           284       212,749               -                    -           213,033
of Common Stock

Net Loss                                               -             -               -             (214,625)         (214,625)
                                            ------------    ----------    -------------      ----------------       ---------
Balance at June 30, 1996                          20,859     1,633,675               -           (1,357,175)          297,359

Issuance of 10,315,580 shares                     10,315       329,299               -                    -           339,614
of Common Stock

Subscriptions Receivable                               -             -        (189,080)                   -          (189,080)

Net Loss                                               -             -               -             (150,866)         (150,866)
                                            ------------    ----------    -------------      ----------------       ---------

Balance at June 30, 1997                          31,174     1,962,974        (189,080)          (1,508,041)          297,027

Issuance of 446,000 shares                           447       141,791         (15,800)                   -           126,438
of Common Stock

Net Loss                                               -             -               -             (439,498)         (439,498)
                                            ------------    ----------    -------------      ----------------       ---------
Balance at June 30, 1998                          31,621     2,104,765        (204,880)          (1,947,539)          (16,033)

Redemtion of 9,166,483 shares                     (9,167)      119,127          (5,650)                   -           104,310
of Common Stock

Net Loss                                               -             -               -             (216,840)         (216,840)
                                            ------------    ----------    -------------      ----------------       ---------

Balance at June 30, 1999                          22,454     2,223,892        (210,530)          (2,164,379)         (128,563)

Issuance of 383,757 shares                           383        20,437               -                    -            20,820
of Common Stock

Net Loss                                               -             -               -             (270,669)         (270,669)
                                            ------------    ----------    -------------      ----------------       ---------

Balance at June 30, 2000                          22,837     2,244,329        (210,530)          (2,435,048)         (378,412)

Issuance of 2,094,433 shares                       2,095       (57,590)         157,380                   -           101,885
of Common Stock

Net Loss                                               -             -               -             (753,649)         (753,649)
                                            ------------    ----------    -------------      ----------------       ---------

Balance at June 30, 2001                    $     24,932    $2,186,739    $    (53,150)       $  (3,188,697)      $(1,030,176)

See Notes to the Financial Statements.

                                                                             F-6



                       DEMARCO ENERGY SYSTEMS of AMERICA, INC.
                               (A Development Stage Company)
                                 STATEMENTS OF CASH FLOWS
                    FOR THE YEARS ENDED JUNE 30, 2001 and JUNE 30, 2000

                                                                   For the Year         For the Year
                                                                      Ended                 Ended              Cumulative
                                                                  June 30, 2001         June 30, 2000         From Inception
                                                                  -------------         -------------         --------------

Cash flows from operating activities:
     Net Loss                                                       $ (753,649)           $ (270,699)          $(3,188,697)

Adjustments to reconcile net loss to net cash
Provided (used) by operating activities:
     Depreciation and Amortization                                  $   28,464            $   32,949           $   154,125

Changes in operating assets and liabilities:
     (Increase) Decrease in Accounts Receivable                          3,000                45,000                  (241)
     Increase in Other Assets                                                -                (3,240)               (1,000)
     Increase (Decease) in Accounts Payable                            121,643                (8,452)              159,299
     Increase  (Decrease) in Accrued Liabilities                        75,077                (2,615)               76,850
     Loss on Disposal of Assets of Subsidiary's Assets                       -                     -                19,867
                                                                  --------------        -------------         --------------
     Total Adjustments                                                 228,184                63,642               408,900
                                                                  --------------        -------------         --------------
    Net Cash Used by Operating Activities                             (525,465)             (207,057)           (2,779,797)
                                                                  --------------        -------------         --------------
Cash flows from investing activities:
     Patent                                                                  -                     -                (9,912)
     Manuals Development                                                     -               (10,000)              (10,000)
     Property and Equipment Additions                                  (14,198)               (2,311)             (185,201)
     Increase in Restricted Cash                                      (250,000)                    -              (250,000)
                                                                  --------------        -------------         --------------
     Net Cash Provided (Used) by Investing Activities                 (264,198)              (12,311)             (455,113)
                                                                  --------------        -------------         --------------
Cash flows from financing activities:
    Proceeds (Repayments) from Long - Term Debt                        (65,438)              (49,917)               21,935
    Proceeds from Notes to Shareholders                                226,584                72,031               354,035
    Proceeds from Convertible Debentures                               503,680               197,000               700,680
    Proceeds from Issuance of Common Stock                             101,885                20,820             2,158,521
                                                                  --------------        -------------         --------------
     Net Cash Provided by Financing Activities                         766,711               239,934             3,235,171
                                                                  --------------        -------------         --------------
Net increase (decrease) in Cash and Cash Equivalents                $  (22,952)           $   20,566           $       261
Cash and Cash Equivalents at the Beginning of the Year                  23,213                 2,647                     -
                                                                  --------------        -------------         --------------
Cash and Cash Equivalents at the End of the Year                    $      261            $   23,213           $       261
                                                                  ==============        =============         ==============
Supplemental Disclosures of Cash Flow Information:
Cash Paid During the Year for Interest Expense                      $   15,382            $   10,696           $   145,985

See Notes to the Financial Statements.


                          DEMARCO ENERGY SYSTEMS, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
               FOR THE YEARS ENDED JUNE 30, 2001 and JUNE 30, 2000

Note A - Summary of Significant Accounting Policies

Nature of Operations

DeMarco Energy Systems of America, Inc. (the Company) was organized under the laws of the State of Utah in 1983. The Company is engaged in the marketing of the DeMarco Energy Systems water-air heating/cooling systems, energy audits and energy related equipment such as lighting and electrical fixture retro-fittings.

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

During the fiscal year ending June 30, 1999, the Company filed an application with the United States Patent Office for a patent covering a heat pump system using gray water sources, reclaimed water sources and other non-potable water sources. Costs of approximately $20,000 related to the patent application have been capitalized. At June 30, 2001, the patent had not been granted and the eventual approval or denial of this patent application is indeterminable at this time.

DeMarco Energy Systems of America, Inc. currently has installations in Oregon, Pennsylvania, Washington, Montana, South Dakota, Mississippi, and California.

In July 1996, the Company organized Cyberlink Systems, Inc. (Cyberlink), a wholly owned subsidiary. Cyberlink was organized to refurbish and market after-market computer components. During March of 1998, Cyberlink ceased operations. All components of Cyberlink were disposed of during the fiscal year ended June 30, 1999 and the related results from discontinued operations are reported on the income statements under loss from discontinued operations.

Basis of Financial Statements Presentation

The consolidated financial statements include the accounts of the Company and its subsidiary (Cyberlink). Inter-company transactions and accounts have been eliminated.

Furniture and Equipment

Furniture, equipment, and other long-term assets are recorded at historical cost less depreciation and amortization. Depreciation and amortization are accounted for on the straight-line method based on estimated useful lives. Purchases and improvements that extend the life of assets are capitalized whereas maintenance, repairs and immaterial purchases expensed as incurred.

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

Royalty Fee Arrangements

The Company has contracted with Florida Heat Pump Manufacturing, Inc. of Fort Lauderdale, Florida for the manufacture and distribution of a water source heat pump. The Company receives a 20% royalty fee, calculated from the base production price for manufacture of each unit. The base production price may vary. Through the agreement with Florida Heat Pump Manufacturing, Inc., the Company has net royalties of $5,051 and $21,906 at June 30, 2001 and 2000. The company recognizes royalty revenues when invoiced.

The Company has no obligation under the agreement with Florida Heat Pump Manufacturing, Inc. to provide warranty or servicing services either financially or otherwise for the equipment sold.

Advertising

The Company's policy is to expense advertising costs as the costs are incurred. Advertising costs of $55,941 and $27,961 have been expensed for the years ended June 30, 2001 and 2000, respectively.

Development Stage Company

The Company is in the "development stage" and as such is required to present the financial statements from inception. The Company is involved in obtaining a patent and developing a market for that patent. The Company is considered to be in the development stage until substantial revenues are produced in regard to the operations of the organization.

Note B - Notes Payable

Notes payable, relating to long-term leasing contracts and collateralized by computer systems and other leased equipment, were originally capitalized at $128,384 and have been fully depreciated. The notes bear interest at rates ranging from 12-18.55% and mature in the year ended June 30, 2002. Outstanding principal at June 30, 2001 and 2000 is $21,935 and $52,540, respectively.

During the year ended June 30, 2001, the Company paid off a note payable held by a bank. Shares in the company owned by the company's president secured the note. Outstanding principal of $0 and $34,833 was payable at June 30, 2001 and 2000, respectively and interest accrued at a rate of 11.5%.

Note C - Commitments and Contingencies

Office Facility Lease

The Company has entered into an office facility lease, guaranteed by the Company's president, calling for the following future rents:

              Year ending June 30, 2002          $   24,808
              Year ending June 30, 2003              25,906
              Year ending June 30, 2004              26,364
              Year ending June 30, 2005              10,527
                                                 ----------

                               Total             $   87,605
                                                 ==========

Escrowed Cash

Pursuant to the Escrow Agreement dated September 26, 2000, $250,000 of the cash proceeds from the issuance of $1,500,000 of debenture bonds payable is to be withheld and maintained in an escrow account to cover contingencies should they arise. At the date of report, the escrowed funds have been released to the company and no contingencies related to the funds exist.

Note D - Earnings (Loss) per Common Share

Earnings (Loss) per common share are computed by dividing net losses by the weighted average number of common share outstanding during the year. The weighted average number of common shares outstanding during the years ended June 30, 2001 and 2000 was approximately 24,347,464 and 22,645,000 shares, respectively. The fully diluted number of shares outstanding for the years ended June 30, 2001 and 2000 was 29,945,014 and 23,301,018, respectively.

Note E - Income Taxes

As of June 30, 2001, DeMarco Energy Systems, Inc. had net operating loss carry forwards of approximately $2,920,396 that expire between 2010 and 2021 and are available to offset future taxable income to the extent permitted under the Internal Revenue Code. The Company's management estimates that the likelihood of utilizing the deferred tax asset associated with the net operating loss carry-forwards is less than fifty percent (50 %). For this reason, Management does not feel the recognition of a deferred tax assets would be appropriate at the date of report.
                                       F-9

Note F - Related Party Transactions

The president of the company has advanced sums of $250,351 and $99,651 at June 30, 2001 and 2000. Additional advancements totaling $3,000 and $7,800 at June 30, 2001 and 2000 were received from a former affiliate of the Company. The loans bear interest at 8% and $11,528 of interest has been accrued at June 30, 2001.

An additional loan from a shareholder is recorded as having a balance of $20,000 at June 30, 2000. During the year ended June 30, 2001, this note was converted into 133,333 shares of common stock and is considered settled.

During the year ending June 30, 1999, the chairman of the board passed away. His estate forgave $66,356 owed by the company to him. The resultant gain from the forgiveness of debt is included as an extraordinary gain on the cumulative income statement.

Note G - Convertible Debt Issuance

The company has outstanding, $700,680 and $197,000 in convertible debentures bonds at June 30, 2001 and 2000, respectively. Bonds with principal value of $200,680 bear interest at 8% per year payable after being held for two years, and are convertible into the Company's common stock at conversion rates ranging from $0.10 to $0.45 per share of common stock. Bonds with principal value of $500,000 bear interest at 10% and contain a beneficial conversion feature which allows the holder to convert the bond's principal value plus accrued interest into shares of common stock at the lesser of $0.34 per share and 60% of the lowest of three days in the last ten days of a trading period. At June 30, 2001 and 2000, $17,201 and $2,262 of interest was accrued and expensed in relation to the debentures bonds payable. The debenture bonds mature during the year ended June 30, 2002 and are expected to be converted into shares of common stock. The debenture bonds are not classified as current debt.

Note H - Fair Values of Financial Instruments

The Company's financial instruments consist of cash and notes payable. The Company estimates the fair values of all financial instruments does not differ materially from the aggregate carrying values of its financial instruments recorded on the accompanying balance sheets. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. Considerable judgment is necessarily required in interpreting market data to develop the estimates of fair value, and accordingly, the estimates are not necessarily indicative of the amounts that the Company could realize in a current market exchange. None of the financial instruments are held for trading purposes.

Note I - Going Concern

As shown in the accompanying financial statements, the Company incurred net operating losses of ($753,649) and ($270,669) for the years ended June 30, 2001 and 2000, respectively and as of June 30, 2001, the Corporation's current liabilities exceed its current assets by $7,583. The Company's management intents to raise capital through equity offerings and expects that $700,680 of convertible debenture bonds payable will be converted to common stock. The Company's management has also increased their marketing efforts to raise revenues. The financial statements do not include any adjustments that might be necessary if the Corporation is unable to continue as a going concern.

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

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The following table sets forth information concerning the directors and executive officers of DeMarco Energy and their ages and positions. Each director holds office until the next annual stockholders' meeting and thereafter until the individual's successor is elected and qualified. Officers serve at the pleasure of the board of directors.


NAME                             AGE               POSITION

Victor M. DeMarco                 38        Chairman, President and CEO
John W. Adams                     50        Director, Vice-President of Sales
Mary L. DeMarco                   36        Director

Victor M. DeMarco, President/CEO. Mr. DeMarco served as Executive Vice President of DeMarco Energy Systems from 1990 to 1992. He was appointed President and Chief Executive Officer in 1992. He became Chairman of the Board in 1999 upon the death of the then Chairman Louis DeMarco. He has been employed by DeMarco Energy Systems of America, Inc. for more than 15 years. During that time, Mr. DeMarco has been involved with research of geothermal heat pumps and related technology, resulting in an experienced working knowledge of geothermal heat pump applications ranging from manufacturing and installation to sales and marketing of the Energy Miser systems. Mr. DeMarco has been cited in numerous industry trade publications, television interviews, news papers, as well as serving as an advisor for the Geothermal Heat Pump Consortium. Mr. DeMarco majored in marketing and finance at Texas Technological University in Lubbock, Texas.

John W. Adams, Vice President of Sales and a Director. Mr. Adams joined our operation in November 2000 and was appointed to the Board of Directors in April 2001. From 1994 to November 2000 he was Vice President-Lighting for Sempra Energy Solutions where he directed and managed the lighting division. His responsibilities included analyzing and developing strategic plans for lighting energy savings for clients. He directed the business development unit and the engineering and administrative managers. Mr. Adams has experience in technology based sales, marketing, engineering, energy audits and construction as it relates to energy savings performance contracting. He has been in the lighting business since 1985 and has earned a certification for LC (Lighting Certified) by the National Council on Qualifications for the Lighting Professional and a CLMC (Certified Lighting Management Consultant) by the International Association of Lighting Management Companies. He attended the University of Houston in Houston, Texas.

Mary L. DeMarco, wife of Victor DeMarco, was appointed to the Board of Directors in April 2001. Ms. DeMarco attended Northwood Institute in Cedar Hill, Texas and received an Associates Degree in Fashion Marketing/Merchandising. Since 1998 Ms. DeMarco has been assisting DeMarco Energy on a part-time basis in various capacities. From 1995 to 1998, Ms. DeMarco was a Merchandiser for Lange Marketing in Springfield, Illinois where she was responsible for maintaining 11 specialty/gourmet markets. Ms. DeMarco was a travel representative for Travel Center in Austin, Texas from 1992 to 1995. From 1985 to 1992 as Vice President of Sales she managed and trained employees for Trophies, Inc., in Dallas, Texas, an awards and incentive business.

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


ITEM 10. EXECUTIVE COMPENSATION

The following table reflects compensation paid to our chief executive officer.


                                                                                              LONG TERM COMPENSATION
                                                                           --------------------------------------------------------
                                                                                   AWARDS
                                                  ANNUAL COMPENSATION      -----------------------      PAYOUTS
                                                -----------------------    RESTRICTED   SECURITIES      -------
                                                                             STOCK      UNDERLYING       LTIP           ALL OTHER
                                                SALARY    BONUS   OTHER      AWARD       OPTIONS        PAYOUTS       COMPENSATION
     NAME AND PRINCIPAL POSITION       YEAR      ($)       ($)     ($)        ($)        SARS(#)          ($)              ($)
------------------------------------  ------    ------    -----   -----    ----------   ----------      -------       -------------
Victor DeMarco......................   2001   $175,000     $ 0     $ 0        $ 0           0              0               $ 0
President & Chief Executive Officer    2000     45,600       0       0          0           0              0                 0
                                       1999     45,600       0       0          0           0              0                 0

No other person makes over $100,000 per year. Of Mr. DeMarco's 2001 salary, approximately $100,000 has been deferred until such time as it can be funded out of future operations.

COMPENSATION OF DIRECTORS

We do not currently compensate directors in cash for any services provided as a director.

ITEM 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of June 30, 2001, the name and shareholdings, including options to acquire common stock, of each person who owns of record, or was known by us to own beneficially, 5% or more of the shares of the common stock currently issued and outstanding; the name and shareholdings, including options to acquire the common stock, of each director; and the shareholdings of all executive officers and directors as a group


                                 NAME AND ADDRESS                               AMOUNT AND NATURE
TITLE OF CLASS                   OF BENEFICIAL OWNER                            OF BENEFICIAL OWNERSHIP (2)         PERCENT OF CLASS
------------------------------------------------------------------------------------------------------------------------------------
Common Stock         Victor DeMarco                                             7,938,937  Direct/Indirect(3)              22.2%
                     12885 HWY 183, Ste 108A, Austin, Texas 78750
Common Stock         Mary L. DeMarco                                            7,938,937  Direct/Indirect(3)              22.2%
                     12885 HWY 183, Ste 108A, Austin, Texas 78750
Common Stock         John W. Adams                                                 38,500  Direct                           0.1%
                     12885 HWY 183, Ste 108A, Austin, Texas 78750
Common Stock         AJW Partners, LLC                                          5,434,782  Direct (1)                      15.2%
                     155 First Street, Ste B, Mineola, New York 11501
Common Stock         New Millennium Capital Partners II, LLC                    5,434,782  Direct (1)                      15.2%
                     155 First Street, Ste B, Mineola, New York 11501
Common Stock         Executive Officers and Directors as a Group (3 persons)    7,977,437  Direct/Indirect                 22.3%
                     12885 HWY 183, Ste 108A, Austin, Texas 78750

There are currently no outstanding options or warrants to purchase shares of our stock.


(1) Shares issuable upon conversion of 10% Secured Convertible Debentures assuming a conversion price of $0.138 per share.

    AJW Partners, LLC is a private investment fund that is owned by all of its investors and managed by SMS Group, LLC. SMS Group, LLC, of which Mr. Corey
    S. Ribotsky is the fund manager, has voting and investment control over the shares listed above owned by AJW Partners, LLC.

    New Millennium Capital Partners II, LLC is a private investment fund that is owned by all of its investors and managed by First Street Manager II, LLC. First Street Manager II, LLC, of which Mr. Glenn A. Arbeitman and Mr. Corey
    S. Ribotsky are the fund managers, have voting and investment control over the shares listed above owned by New Millennium Capital Partners II, LLC.

(2) Direct   ownership   indicates  shares  held  in  the  name  of  the  listed
    shareholder. Indirect ownership indicates shares held indirectly (i.e. in a trust, by a spouse, etc.).

(3) Victor Demarco personally controls 7,828,937 shares and Mary Demarco, his spouse, controls 110,000 shares.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Mr. Victor DeMarco, our controlling shareholder and Chief Executive Officer and Chairman of the Board had loaned us approximately $99,000 to cover certain indebtedness of ours, which he had personally guaranteed. We recorded a note payable to him for that amount. On September 29, 2000, Mr. DeMarco converted this debt into 1,650,000 shares of the Company's common stock at a conversion price of $0.06 per share. As of June 30, 2001 Mr. DeMarco has loaned us additional monies in the amount of $250,400 in order to fund our operations.

Mr. Peter Des Camps, our former Senior Vice President of Corporate Development also serves as President and Chief Executive Officer for Lead Capital Ventures ("LCV"), a private investment company formed in 1999. LCV paid a debt of DeMarco Energy in the amount of $20,000 and acquired the common stock conversion rights associated with that debt. The conversion rights were at $0.15625 per share which resulted in 133,333 shares of common stock being issued to LCV. This transaction occurred on September 29, 2000. This debt was originally in the form of a $50,000 convertible debenture issued to a current shareholder on March 10, 1999. We had paid the debt down to the $20,000 balance via 2 cash payments totaling $16,719 in May and August 1999 and the issuance of 85,000 shares of our common stock in April 1999 at a conversion price of $0.15625 per share (a value of $13,281 per the terms of the debenture). The debenture holder individually contacted Lead Capital Ventures and Mr. Des Camps to purchase the remaining $20,000 balance of the debenture. LCV agreed to purchase this debt for $20,000 in cash and we agreed to the transfer. We did not participate in or encourage this transaction. To our knowledge, no other individuals were contacted or had an offer presented to purchase this debt.

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

Exhibit Number                       Name of Exhibit
--------------                       ---------------
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

                           Date September 29, 2001

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



         Signature                     Title                         Date

 /s/ Victor M. DeMarco       President, Chief Operating       September 29, 2001
     -----------------       Officer, Chief Accounting
     Victor M. DeMarco       Officer

 /s/ John W. Adams           Director, Vice-President         September 29, 2001
     --------------          of Sales
     John W. Adams

 /s/ Mary L. DeMarco         Director                         September 29, 2001
     ----------------
     Mary L. DeMarco