Form 10KSB/A
period 2001-06-30
DEMARCO ENERGY SYSTEMS OF AMERICA INC
filed 2001-10-10
CIK 1093993

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

We are currently finalizing a convertible debt offering of $1,500,000 (see "MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS") that will be directed toward acquisitions, marketing, internal corporate infrastructure development, and/or general administrative expenses. We received the first $500,000 from this debt offering on September 27, 2000. In conjunction with the terms of this convertible debt offering we have filed a Form SB-2, as amended, on October 9, 2001 with the Securities and Exchange Commission to register up to 22,826,086 shares of our common stock.

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

Overall Operating Results:

Fiscal year ended June 30, 2001 compared to fiscal year ended June 30, 2000:

We had net royalty revenues of $5,100 for the fiscal year ended June 30, 2001. Prior year royalty revenues were $22,000. Our total expenses for the current year were $1,092,000 versus $292,600 for last year. The expenses with the largest increases during the current year as compared to the prior year were as follows: marketing and advertising was $55,900 versus $39,000 for the prior year period. This increase was part of our plan to increase our product exposure; travel expenses were $28,900 as compared to $27,200 as we attended more industry trade shows in each of the last 2 fiscal years to increase our exposure to the market; interest expense was $410,800 for the current year as compared to $29,200 for the prior year period. Of these interest expenses, $77,500 was incurred in connection with the convertible debentures we issued throughout calendar year 2000 (See "Liquidity and Capital Resources"). In addition, we incurred $333,300 in non-cash interest charges to reflect the beneficial conversion features associated with the convertible debentures we issued in September 2000; legal and professional fees increased $116,300 to a total of $201,900. These fees were incurred in connection with the current SB-2 filing, our annual audit, legal work performed for the debenture offerings, our quarterly and annual filings with the Securities and Exchange Commission as well as for general corporate matters; and our payroll for the year was $246,100, which represents an increase of $173,600 over the prior year payroll of $72,500. We also added a vice president of sales in November 2000.

We incurred a net loss for the 2001 fiscal year of $1,086,900 as compared to a net loss of $270,700 from continuing operations for the prior fiscal year. We plan to continue to focus our expenditures on marketing efforts for the foreseeable future. These losses were incurred primarily because of the costs and expenses cited above.

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

The primary terms of the September 2000 Convertible Debentures are as follows:

- Entire principal amount of the first $500,000 of debentures issued in September 2000 matured on September 26, 2001. The debenture holders do not intend to demand payment for these debentures or exercise their conversion privileges until all the shares associated with the registration statement, as amended, filed on October 9, 2001 are registered. The remaining $1,000,000 of convertible debentures to be issued upon the effective registration of the underlying shares of Common Stock will mature in one year from the date of funding.

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

                          Independent Auditor's Report


To the Board of Directors of DeMarco Energy Systems of America, Inc. (A Development Stage Company)

We have audited the accompanying balance sheets of DeMarco Energy Systems of America, Inc. as of June 30, 2001 and 2000 and the related statements of income, changes in stockholders' capital, and cash flows for the years then ended and cumulative from inception. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of DeMarco Energy Systems of America, Inc. as of June 30, 2001 and 2000, and the results of its operations and its cash flows for the years then ended and cumulative from inception in conformity with generally accepted accounting principles.

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
                                                                        =============        =============


               LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES

Current Liabilities:
     Accounts Payable                                                   $     159,299        $      37,656
     Cash Overdraft                                                             4,284                    -
     Current Portion of Notes Payable                                          21,935               64,787
     Other Accrued                                                             72,566                1,773
                                                                        -------------        -------------
          Total Current Liabilities                                           258,084              104,216
                                                                        -------------        -------------
Long-Term Debt:
     Convertible Debentures                                                   700,680              197,000
     Notes Payable                                                                  -               22,586
     Due to Shareholders                                                      354,035              127,451
                                                                        -------------        -------------
          TOTAL LIABILITIES                                                 1,312,799              451,253
                                                                        -------------        -------------
SHAREHOLDERS' EQUITY
     Common Stock, 100,000,000 Shares Authorized, Par $0.001,
          and 24,931,847 and 22,837,414 shares issued at
          June 30, 2001 and 2000                                               24,932               22,837
     Additional Paid-In-Capital                                             2,520,006            2,244,329
     Retained Deficit Accumulated                                         (3,521,964)          (2,435,048)
     Subscriptions Receivable                                                (53,150)            (210,530)
                                                                        -------------        -------------
          TOTAL SHAREHOLDERS' EQUITY                                      (1,030,176)            (378,412)
                                                                        -------------        -------------
          TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                    $     282,623        $      72,841
                                                                        =============        =============

See Notes to the Financial Statements.



                     DEMARCO ENERGY SYSTEMS of AMERICA, INC.
                          (A Development Stage Company)
                           STATEMENTS OF OPERATIONS
               FOR THE YEARS ENDED JUNE 30, 2001 and JUNE 30, 2000






                                                       Year Ended      Year Ended       Cumulative
                                                     June 30, 2001    June 30, 2000   From Inception
                                                     -------------    -------------   --------------
Revenues
      Royalty Fees                                     $    5,051      $    21,906      $    71,040
      Sales                                                     -                -          760,691
      Other Income                                              -                -           76,506
                                                     -------------    -------------   --------------
         Total Revenue                                      5,051           21,906          908,237
                                                     -------------    -------------   --------------
Costs and Expenses
      Selling and Administrative                          652,712          230,409        3,766,608
      Depreciation and Amortization                        28,464           32,949          154,125
      Interest                                            410,791           29,217          545,926
                                                     -------------    -------------   --------------
      Total Costs and Expenses                          1,091,967          292,575        4,466,659
                                                     -------------    -------------   --------------

Loss Before Extraordinary Item                        (1,086,916)        (270,669)      (3,558,422)

Extraordinary Items
      Foregiveness of Debt                                      -                -           66,356
                                                     -------------    -------------   --------------

Loss from Continuing Operations                       (1,086,916)        (270,669)      (3,492,066)

Discontinued Operations
      Loss from Operations of Discontinued
      Subsidiary (Cyberlink)                                    -                -         (10,032)
      Loss on Disposal of Assets of Subsidiary
      (Cyberlink)                                               -                -         (19,866)

Net Loss                                             $(1,086,916)     $  (270,669)    $ (3,521,964)
                                                     =============    =============   ==============

      Earnings Per Share - Basic                     $    (0.045)     $    (0.012)
                                                     =============    =============
      Earnings Per Share - Fully Diluted             $    (0.036)     $    (0.012)
                                                     =============    =============

See Notes to the Financial Statements.


                                                                             F-4


                         DEMARCO ENERGY SYSTEMS of AMERICA, INC.
                             (A Development Stage Company)
                      STATEMENTS OF CHANGES in STOCKHOLDERS' CAPITAL
                    FOR THE YEARS ENDED JUNE 30, 2001 and JUNE 30, 2000

                                                                                                          Retained
                                                                                                           Deficit
                                                                                                         Accumulated
                                   Common Stock       Shares of        Additional                         During the
                                      at Par         Common Stock      Paid - In      Subscriptions      Development
                                     $(0.001)        Outstanding        Capital        Receivable           Stage           Total
                                   ------------      ------------      ----------     -------------     ------------     -----------
Balance at June 30, 1988                      -                 -               -                 -                -               -
                                   ------------      ------------      ----------     -------------     ------------     -----------
Issuance of 38,000,000 Shares            38,000        38,000,000         111,306                 -                -         149,306
of Common Stock at Acquisition
of Corporate Shell

Reduction of 37,050,000 Shares         (37,050)      (37,050,000)               -                 -                -        (37,050)
of Common Stock in 40 to 1
reverse stock split

Issuance of 12,092,105                   12,092        12,092,105          68,625                 -                -          80,717
Shares of Common Stock

Net Loss                                      -                 -               -                 -        (150,093)       (150,093)
                                   ------------      ------------      ----------     -------------     ------------     -----------
Balance at June 30, 1989                 13,042        13,042,105         179,931                 -        (150,093)          42,880

Net Loss                                      -                 -               -                 -         (39,703)        (39,703)
                                   ------------      ------------      ----------     -------------     ------------     -----------
Balance at June 30, 1990                 13,042        13,042,105         179,931                 -        (189,796)           3,177

Net Loss                                      -                 -               -                 -         (98,180)        (98,180)
                                   ------------      ------------      ----------     -------------     ------------     -----------
Balance at June 30, 1991                 13,042        13,042,105         179,931                 -        (287,976)        (95,003)

Issuance of 3,863,849                     3,865         3,864,849         459,298                 -                -         463,163
Shares of Common Stock

Net Loss                                      -                 -               -                 -        (200,779)       (200,779)
                                   ------------      ------------      ----------     -------------     ------------     -----------
Balance at June 30, 1992                 16,907        16,906,954         639,229                 -        (488,755)         167,381

Issuance of 1,886,884                     1,887         1,886,884          96,031                 -                -          97,918
Shares of Common Stock

Net Loss                                      -                 -               -                 -        (150,068)        150,068)
                                   ------------      ------------      ----------     -------------     ------------     -----------

Balance at June 30, 1993                 18,794        18,793,838         735,260                 -        (638,823)         115,231

Issuance of 1,424,752                     1,425         1,424,752         451,143                 -                -         452,568
Shares Common Stock

Net Loss                                      -                 -               -                 -        (250,529)       (250,529)
                                   ------------      ------------      ----------     -------------     ------------     -----------
Balance at June 30, 1994                 20,219        20,218,590       1,186,403                 -        (889,352)         317,270

Issuance of 246,400                         246           246,400         234,633                 -                -         234,879
Shares of Common Stock

Net Loss                                      -                 -               -                 -        (253,198)       (253,198)
                                   ------------      ------------      ----------     -------------     ------------     -----------
Balance at June 30, 1995                 20,465        20,464,990       1,421,036                 -      (1,142,550)         298,951


See Notes to Financial Statements.



                       DEMARCO ENERGY SYSTEMS of AMERICA, INC.
                               (A Development Stage Company)
                      STATEMENTS OF CHANGES in STOCKHOLDERS' CAPITAL
                    FOR THE YEARS ENDED JUNE 30, 2001 and JUNE 30, 2000

                                                                                                          Retained
                                                                                                           Deficit
                                                                                                         Accumulated
                                   Common Stock       Shares of        Additional                         During the
                                      at Par         Common Stock      Paid - In      Subscriptions      Development
                                     $(0.001)         Outstanding       Capital        Receivable           Stage           Total
                                   ------------      ------------      ----------     -------------     ------------     -----------
Balance at June 30, 1995                 20,465        20,464,990       1,421,036                 -      (1,142,550)         298,951

Issuance of 393,590                         394           393,590         212,639                 -                -         213,033
Shares of Common Stock

Net Loss                                      -                 -               -                 -        (214,625)       (214,625)
                                   ------------      ------------      ----------     -------------     ------------     -----------
Balance at June 30, 1996                 20,858        20,858,580       1,633,676                 -      (1,357,175)         297,359

Issuance of 10,315,560                   10,316        10,315,560         329,298                 -                -         339,614
Shares of Common Stock

Subscriptions Receivable                      -                 -               -         (189,080)                -       (189,080)

Net Loss                                      -                 -               -                 -        (150,866)       (150,866)
                                   ------------      ------------      ----------     -------------     ------------     -----------
Balance at June 30, 1997                 31,174        31,174,140       1,962,974         (189,080)      (1,508,041)         297,027

Issuance of 446,000                         446           446,000         141,792          (15,800)                -         142,238
Shares of Common Stock

Net Loss                                      -                 -               -                 -        (439,498)       (439,498)
                                   ------------      ------------      ----------     -------------     ------------     -----------
Balance at June 30, 1998                 31,620        31,620,140       2,104,766         (204,880)      (1,947,539)        (16,033)

Redemption of 9,166,483                 (9,166)       (9,166,483)         119,126           (5,650)                -         109,960
Shares of Common Stock

Net Loss                                      -                 -               -                 -        (216,840)       (216,840)
                                   ------------      ------------      ----------     -------------     ------------     -----------
Balance at June 30, 1999                 22,454        22,453,657       2,223,892         (210,530)      (2,164,379)       (122,913)

Issuance of 383,757                         384           383,757          20,436                 -                -          20,820
Shares of Common Stock

Net Loss                                      -                 -               -                 -        (270,669)       (270,669)
                                   ------------      ------------      ----------     -------------     ------------     -----------
Balance at June 30, 2000                 22,838        22,837,414       2,244,328         (210,530)      (2,435,048)       (378,412)

Issuance of 2,094,433                     2,094         2,094,433        (57,589)           157,380                -         101,885
Shares of Common Stock

Beneficial Conversion Feature                 -                 -         333,267                 -                -         333,267
of Convertible Debt

Net Loss                                      -                 -               -                 -      (1,086,916)     (1,086,916)
                                   ------------      ------------      ----------     -------------     ------------     -----------

Balance at June 30, 2001           $     24,932        24,931,847      $2,520,006     $    (53,150)     $(3,521,964)    $(1,030,176)


See Notes to the Financial Statements.

                                                                             F-6



                       DEMARCO ENERGY SYSTEMS of AMERICA, INC.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
               FOR THE YEARS ENDED JUNE 30, 2001 and JUNE 30, 2000

                                                                   For the Year         For the Year
                                                                      Ended                 Ended              Cumulative
                                                                  June 30, 2001         June 30, 2000         From Inception
                                                                  -------------         -------------         --------------

Cash flows from operating activities:
     Net Loss                                                      $(1,086,916)           $ (270,699)          $(3,521,964)

Adjustments to reconcile net loss to net cash
Provided (used) by operating activities:
     Depreciation and Amortization                                 $    28,464            $   32,949           $   154,125

Changes in operating assets and liabilities:
     (Increase) Decrease in Accounts Receivable                          3,000                45,000                  (241)
     Increase in Other Assets                                                -                (3,240)               (1,000)
     Increase (Decease) in Accounts Payable                            121,643                (8,452)              159,299
     Increase  (Decrease) in Accrued Liabilities                        75,077                (2,615)               76,850
     Loss on Disposal of Assets of Subsidiary's Assets                       -                     -                19,867
                                                                  --------------        -------------         --------------
     Total Adjustments                                                 228,184                63,642               408,900
                                                                  --------------        -------------         --------------
    Net Cash Used by Operating Activities                             (858,732)             (207,057)           (3,113,064)
                                                                  --------------        -------------         --------------
Cash flows from investing activities:
     Patent                                                                  -                     -                (9,912)
     Manuals Development                                                     -               (10,000)              (10,000)
     Property and Equipment Additions                                  (14,198)               (2,311)             (185,201)
     Increase in Restricted Cash                                      (250,000)                    -              (250,000)
                                                                  --------------        -------------         --------------
     Net Cash Provided (Used) by Investing Activities                 (264,198)              (12,311)             (455,113)
                                                                  --------------        -------------         --------------
Cash flows from financing activities:
    Proceeds (Repayments) from Long - Term Debt                        (65,438)              (49,917)               21,935
    Proceeds from Notes to Shareholders                                226,584                72,031               354,035
    Proceeds from Convertible Debentures                               836,947               197,000             1,033,947
    Proceeds from Issuance of Common Stock                             101,885                20,820             2,158,521
                                                                  --------------        -------------         --------------
     Net Cash Provided by Financing Activities                       1,099,978               239,934             3,568,438
                                                                  --------------        -------------         --------------

Net increase (decrease) in Cash and Cash Equivalents                $  (22,952)           $   20,566           $       261
Cash and Cash Equivalents at the Beginning of the Year                  23,213                 2,647                     -
                                                                  --------------        -------------         --------------

Cash and Cash Equivalents at the End of the Year                    $      261            $   23,213           $       261
                                                                  ==============        =============         ==============

Supplemental Disclosures of Cash Flow Information:
Cash Paid During the Year for Interest Expense                      $   15,382            $   10,696           $   145,985

See Notes to the Financial Statements.



                                                                             F-7

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

Note B - Convertible Debt Issuance

The company has outstanding, $700,680 and $197,000 in convertible debentures bonds at June 30, 2001 and 2000, respectively.

Bonds with principal value of $200,680 bear interest at 8% per year payable after being held for two years, and are convertible into the Company's common stock at fixed conversion rates ranging from $0.10 to $0.45 per share of common stock, which at date of issuance, approximated the fair value of the common stock. There is not a beneficial conversion feature associated with these bonds.

Bonds with principal value of $500,000 bear interest at 10% and contain a beneficial conversion feature which allows the holder to convert the bond's principal value plus accrued interest into shares of common stock at the lesser of $0.34 per share and the average of the lowest three days in the last ten trading days preceding the conversion at a forty (40) percent discount and are convertible at the date of issuance (September 26, 2000). Interest of $333,267 was calculated as a function of the excess of market value over the discounted conversion rate of common stock at the date of issuance and was expensed on that date.

At June 30, 2001 and 2000, $55,146 and $2,262 of interest was accrued in relation to the debentures bonds payable. The debenture bonds mature during the fiscal year ended June 30, 2002 and are expected to be converted into shares of common stock. The debenture bonds are not classified as current debt.

Note C - Notes Payable

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

Note D - Commitments and Contingencies

Office Facility Lease

The Company has entered into an office facility lease, guaranteed by the Company's president, calling for the following future rents:

                  Year ending June 30, 2002           $   24,808
                  Year ending June 30, 2003               25,906
                  Year ending June 30, 2004               26,364
                  Year ending June 30, 2005               10,527
                                                     -----------

                                    Total             $   87,605
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

Note E - Earnings (Loss) per Common Share

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

Note F - Income Taxes

As of June 30, 2001, DeMarco Energy Systems, Inc. had net operating loss carry forwards of approximately $2,250,000 that expire between 2010 and 2021 and are available to offset future taxable income to the extent permitted under the Internal Revenue Code. The Company's management estimates that the likelihood of utilizing the deferred tax asset associated with the net operating loss carry-forwards is less than fifty percent (50 %). For this reason, Management does not feel the recognition of a deferred tax asset would be appropriate at the date of report.

Note G - Related Party Transactions

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

Note I - Going Concern

As shown in the accompanying financial statements, the Company incurred net operating losses of ($753,649) and ($270,669) and had current liabilities in excess of current assets of $7,583 and $ 424,800, for the years ended June 30, 2001 and 2000, respectively, which raise substantial doubt about the Company's ability to continue as a going concern.. The Company's management intends to raise capital through equity offerings and expects that $700,680 of convertible debenture bonds payable will be converted to common stock. The Company's management has also increased their marketing efforts to raise revenues. The financial statements do not include any adjustments that might be necessary if the Corporation is unable to continue as a going concern.

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

                             Date October 10, 2001

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



         Signature                     Title                         Date

 /s/ Victor M. DeMarco       President, Chief Operating        October 10, 2001
     -----------------       Officer, Chief Accounting
     Victor M. DeMarco       Officer

 /s/ John W. Adams           Director, Vice-President          October 10, 2001
     --------------          of Sales
     John W. Adams

 /s/ Mary L. DeMarco         Director                          October 10, 2001
     ----------------
     Mary L. DeMarco