Form 10KSB/A
period 2001-06-30
DEMARCO ENERGY SYSTEMS OF AMERICA INC
filed 2001-10-16
CIK 1093993

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                               FORM 10-KSB/A No. 2

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

We are currently finalizing a convertible debt offering of $1,500,000 (see "MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS") that will be directed toward acquisitions, marketing, internal corporate infrastructure development, and/or general administrative expenses. We received the first $500,000 from this debt offering on September 27, 2000. In conjunction with the terms of this convertible debt offering we have filed a Form SB-2, as amended, on October 15, 2001 with the Securities and Exchange Commission to register up to 22,826,086 shares of our common stock.

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

The primary terms of the September 2000 Convertible Debentures are as follows:

- Entire principal amount of the first $500,000 of debentures issued in September 2000 matured on September 26, 2001. The debenture holders do not intend to demand payment for these debentures or exercise their conversion privileges until all the shares associated with the registration statement, as amended, filed on October 15, 2001 are registered. The remaining $1,000,000 of convertible debentures to be issued upon the effective registration of the underlying shares of Common Stock will mature in one year from the date of funding.

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

- DeMarco Energy is required to file a SB-2 Registration Statement with the Securities and Exchange registering 200% of the common stock underlying the debentures. We filed an Amended Form SB-2 on October 15, 2001 to register 22,826,086 shares of our common stock and are awaiting responses from the Commission.

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

As discussed in Note J to the financial statements, certain errors resulting in an understatement of previously reported interest expense for the year ended June 30, 2001 were discovered after the issuance of the financial statements. Accordingly, the 2001 financial statements have been restated and an adjustment has been made to additional paid-in capital and interest expense as of and for the year ended June 30, 2001 to correct the errors.




Robnett & Company, P.C.
Austin, Texas

August 22, 2001

               DEMARCO ENERGY SYSTEMS of AMERICA, INC.
                    (A Development Stage Company)
                           BALANCE SHEETS
                AS OF JUNE 30, 2001 and JUNE 30, 2000


                              ASSETS                                        As of                As of
                                                                        June 30, 2001        June 30, 2000
                                                                          Restated
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
                                                                        =============        =============

See Notes to the Financial Statements.



                     DEMARCO ENERGY SYSTEMS of AMERICA, INC.
                          (A Development Stage Company)
                           STATEMENTS OF OPERATIONS
               FOR THE YEARS ENDED JUNE 30, 2001 and JUNE 30, 2000





                                                        Restated
                                                       Year Ended      Year Ended       Cumulative
                                                     June 30, 2001    June 30, 2000   From Inception
                                                     -------------    -------------   --------------
Revenues
      Royalty Fees                                     $    5,051      $    21,906      $    71,040
      Sales                                                     -                -          760,691
      Other Income                                              -                -           76,506
                                                     -------------    -------------   --------------
         Total Revenue                                      5,051           21,906          908,237
                                                     -------------    -------------   --------------
Costs and Expenses
      Selling and Administrative                          652,712          230,409        3,766,608
      Depreciation and Amortization                        28,464           32,949          154,125
      Interest                                            410,791           29,217          545,926
                                                     -------------    -------------   --------------
      Total Costs and Expenses                          1,091,967          292,575        4,466,659
                                                     -------------    -------------   --------------

Loss Before Extraordinary Item                        (1,086,916)        (270,669)      (3,558,422)

Extraordinary Items
      Forgiveness of Debt                                      -                -           66,356
                                                     -------------    -------------   --------------

Loss from Continuing Operations                       (1,086,916)        (270,669)      (3,492,066)

Discontinued Operations
      Loss from Operations of Discontinued
      Subsidiary (Cyberlink)                                    -                -         (10,032)
      Loss on Disposal of Assets of Subsidiary
      (Cyberlink)                                               -                -         (19,866)

Net Loss                                             $(1,086,916)     $  (270,669)    $ (3,521,964)
                                                     =============    =============   ==============

      Earnings Per Share - Basic                     $    (0.045)     $    (0.012)
                                                     =============    =============
      Earnings Per Share - Fully Diluted             $    (0.036)     $    (0.012)
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

                                                                                                       Retained
                                                                                                        Deficit
                                                                                                      Accumulated
                                   Common Stock      Shares of       Additional                       During the
                                      at Par        Common Stock     Paid - In     Subscriptions     Development
                                     $(0.001)        Outstanding      Capital       Receivable          Stage           Total
                                   ------------     ------------     ----------    -------------    ------------     -----------
Balance at June 30, 1995                 20,465       20,464,990      1,421,036                -     (1,142,550)         298,951

Issuance of 393,590                         394          393,590        212,639                -               -         213,033
Shares of Common Stock

Net Loss                                      -                -              -                -       (214,625)       (214,625)
                                   ------------     ------------     ----------    -------------    ------------     -----------
Balance at June 30, 1996                 20,858       20,858,580      1,633,676                -     (1,357,175)         297,359

Issuance of 10,315,560                   10,316       10,315,560        329,298                -               -         339,614
Shares of Common Stock

Subscriptions Receivable                      -                -              -        (189,080)               -       (189,080)

Net Loss                                      -                -              -                -       (150,866)       (150,866)
                                   ------------     ------------     ----------    -------------    ------------     -----------
Balance at June 30, 1997                 31,174       31,174,140      1,962,974        (189,080)     (1,508,041)         297,027

Issuance of 446,000                         446          446,000        141,792         (15,800)               -         142,238
Shares of Common Stock

Net Loss                                      -                -              -                -       (439,498)       (439,498)
                                   ------------     ------------     ----------    -------------    ------------     -----------
Balance at June 30, 1998                 31,620       31,620,140      2,104,766        (204,880)     (1,947,539)        (16,033)

Redemption of 9,166,483                 (9,166)      (9,166,483)        119,126          (5,650)               -         109,960
Shares of Common Stock

Net Loss                                      -                -              -                -       (216,840)       (216,840)
                                   ------------     ------------     ----------    -------------    ------------     -----------
Balance at June 30, 1999                 22,454       22,453,657      2,223,892        (210,530)     (2,164,379)       (122,913)

Issuance of 383,757                         384          383,757         20,436                -               -          20,820
Shares of Common Stock

Net Loss                                      -                -              -                -       (270,669)       (270,669)
                                   ------------     ------------     ----------    -------------    ------------     -----------
Balance at June 30, 2000                 22,838       22,837,414      2,244,328        (210,530)     (2,435,048)       (378,412)

Issuance of 2,094,433                     2,094        2,094,433       (57,589)          157,380               -         101,885
Shares of Common Stock

Beneficial Conversion Feature                 -                -        333,267                -               -         333,267
of Convertible Debt
(Notes B and J)

Net Loss - Restated (Note J)                  -                -              -                -     (1,086,916)     (1,086,916)
                                   ------------     ------------     ----------    -------------    ------------     -----------

Balance at June 30, 2001           $     24,932       24,931,847     $2,520,006    $    (53,150)    $(3,521,964)    $(1,030,176)
Restated (Note J)

See Notes to the Financial Statements.

                                                                             F-6



                       DEMARCO ENERGY SYSTEMS of AMERICA, INC.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
               FOR THE YEARS ENDED JUNE 30, 2001 and JUNE 30, 2000


                                                                     Restated
                                                                   For the Year       For the Year
                                                                      Ended               Ended           Cumulative
                                                                  June 30, 2001       June 30, 2000      From Inception
                                                                  -------------       -------------      --------------

Cash flows from operating activities:
     Net Loss                                                      $(1,086,916)         $ (270,699)       $(3,521,964)

Adjustments to reconcile net loss to net cash
Provided (used) by operating activities:
     Depreciation and Amortization                                 $    28,464          $   32,949        $   154,125

Changes in operating assets and liabilities:
     (Increase) Decrease in Accounts Receivable                          3,000              45,000               (241)
     Increase in Other Assets                                                -              (3,240)            (1,000)
     Increase (Decease) in Accounts Payable                            121,643              (8,452)           159,299
     Increase  (Decrease) in Accrued Liabilities                        75,077              (2,615)            76,850
     Non-cash Interest from Issuance of Debenture Bonds                333,267                                333,267
     Loss on Disposal of Assets of Subsidiary's Assets                       -                   -             19,867
                                                                  --------------      -------------      --------------
     Total Adjustments                                                 561,451              63,642            742,167
                                                                  --------------      -------------      --------------
    Net Cash Used by Operating Activities                             (525,465)           (207,057)        (2,779,797)
                                                                  --------------      -------------      --------------
Cash flows from investing activities:
     Patent                                                                  -                   -             (9,912)
     Manuals Development                                                     -             (10,000)           (10,000)
     Property and Equipment Additions                                  (14,198)             (2,311)          (185,201)
     Increase in Restricted Cash                                      (250,000)                  -           (250,000)
                                                                  --------------      -------------      --------------
     Net Cash Provided (Used) by Investing Activities                 (264,198)            (12,311)          (455,113)
                                                                  --------------      -------------      --------------
Cash flows from financing activities:
    Proceeds (Repayments) from Long - Term Debt                        (65,438)            (49,917)            21,935
    Proceeds from Notes to Shareholders                                226,584              72,031            354,035
    Proceeds from Convertible Debentures                               503,680             197,000            700,680
    Proceeds from Issuance of Common Stock                             101,885              20,820          2,158,521
                                                                  --------------      -------------      --------------
     Net Cash Provided by Financing Activities                         766,711             239,934          3,235,171
                                                                  --------------      -------------      --------------

Net increase (decrease) in Cash and Cash Equivalents                $  (22,952)         $   20,566        $       261
Cash and Cash Equivalents at the Beginning of the Year                  23,213               2,647                  -
                                                                  --------------      -------------      --------------

Cash and Cash Equivalents at the End of the Year                    $      261          $   23,213        $       261
                                                                  ==============      =============      ==============

Supplemental Disclosures of Cash Flow Information:
Cash Paid During the Year for Interest Expense                      $   15,382          $   10,696        $   145,985

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

Note I - Going Concern

As shown in the accompanying financial statements, the Company incurred net operating losses of ($1,086,916) and ($270,669) and had current liabilities in excess of current assets of $7,583 and $ 424,800, for the years ended June 30, 2001 and 2000, respectively, which raise substantial doubt about the Company's ability to continue as a going concern.. The Company's management intends to raise capital through equity offerings and expects that $700,680 of convertible debenture bonds payable will be converted to common stock. The Company's management has also increased their marketing efforts to raise revenues. The financial statements do not include any adjustments that might be necessary if the Corporation is unable to continue as a going concern.

Note J - Restated Financial Statements

The interest expense as reported in the previously issued June 30, 2001 financial statements did not include $333,267 of interest expense related to the issuance of the convertible debenture bonds. The restated financial statements include $333,267 of interest expense calculated as a function of the beneficial conversion feature of the convertible debentures bonds (Note B).

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


                                                                                          LONG TERM COMPENSATION
                                                                          ---------------------------------------------------
                                                                                  AWARDS
                                                  ANNUAL COMPENSATION     -----------------------    PAYOUTS
                                                -----------------------   RESTRICTED   SECURITIES    -------
                                                                            STOCK      UNDERLYING     LTIP        ALL OTHER
                                                SALARY    BONUS   OTHER     AWARD       OPTIONS      PAYOUTS    COMPENSATION
     NAME AND PRINCIPAL POSITION       YEAR      ($)       ($)     ($)       ($)        SARS(#)        ($)           ($)
------------------------------------  ------    ------    -----   -----   ----------   ----------    -------    ------------
Victor DeMarco......................   2001   $175,000     $ 0     $ 0       $ 0           0            0            $ 0
President & Chief Executive Officer    2000     45,600       0       0         0           0            0              0
                                       1999     45,600       0       0         0           0            0              0

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


                             NAME AND ADDRESS                               AMOUNT AND NATURE                    PERCENT
TITLE OF CLASS               OF BENEFICIAL OWNER                            OF BENEFICIAL OWNERSHIP (2)          OF CLASS
--------------------------------------------------------------------------------------------------------------------------
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

                             Date October 16, 2001

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



         Signature                     Title                         Date

 /s/ Victor M. DeMarco       President, Chief Operating        October 16, 2001
     -----------------       Officer, Chief Accounting
     Victor M. DeMarco       Officer

 /s/ John W. Adams           Director, Vice-President          October 16, 2001
     --------------          of Sales
     John W. Adams

 /s/ Mary L. DeMarco         Director                          October 16, 2001
     ----------------
     Mary L. DeMarco