Form 10QSB
period 2001-09-30
DEMARCO ENERGY SYSTEMS OF AMERICA INC
filed 2001-11-14
CIK 1093993

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period ended September 30, 2001

                        Commission File Number 000-28283

                     DEMARCO ENERGY SYSTEMS OF AMERICA, INC.
               (Exact name of registrant as specified in charter)

                Utah                                     87-0392000
                ----                                     ----------
   (State or other jurisdiction of                    (I.R.S. Employer
    incorporation or organization)                   Identification No.)

    12885 HWY 183, STE 108-A, AUSTIN, TEXAS                 78750
 ---------------------------------------------              -----
    (Address of principal executive offices)             (Zip Code)

Registrant's telephone number, including area code     (512)  335-1494
                                                       ---------------

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of November 1, 2001, the Company had outstanding 25,705,147 shares of its common stock, par value $0.001.

                                TABLE OF CONTENTS

                             ITEM NUMBER AND CAPTION

   PART I                                                               PAGE
                                                                        ----

     ITEM 1.   FINANCIAL STATEMENTS                                       3
     ITEM 2.   MANAGEMENT'S DISCUSSION AND PLAN OF OPERATIONS             9

   PART II

     ITEM 1.   LEGAL PROCEEDINGS                                          13
     ITEM 2.   CHANGES IN SECURITIES                                      13
     ITEM 3.   DEFAULTS UPON SENIOR SECURITIES                            13
     ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS        13
     ITEM 5.   OTHER INFORMATION                                          13
     ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K                           13

ITEM 1. FINANCIAL STATEMENTS


                     DEMARCO ENERGY SYSTEMS of AMERICA, INC.
                          (A Development Stage Company)
                                 BALANCE SHEETS
                   AS OF SEPTEMBER 30, 2001 and JUNE 30, 2001


                                                               Unaudited             Audited
                              ASSETS                             As of                As of
                                                           September 30, 2001     June 30, 2001
                                                           ------------------     -------------
Current Assets:
     Cash and Equivalents                                     $     56,477         $       261
     Restricted Escrow                                                   -             250,000
     Accounts Receivable                                            60,060                 240
                                                              ------------         -----------
          Total Current Assets                                     116,537             250,501
                                                              ------------         -----------
Capital Assets:
     Fixtures, Fixtures and Equipment                              170,882             165,335
     Less: Accumulated Depreciation                              (152,075)           (150,134)
                                                              ------------         -----------
          Total Fixed Assets                                        18,807              15,201
                                                              ------------         -----------
Other Assets:
     Patent, net of Accumulated
       Amortization of $1,156 and
       $991 at September 30 and
       June 30, 2001                                                 8,756               8,921
     Manuals, net of Accumulated
       Amortization of $3,500 and
       $3,000 at September 30 and
       June 30, 2001                                                 6,500               7,000
     Deposits                                                        1,000               1,000
                                                              ------------         -----------
          Total Other Assets                                        16,256              16,921
                                                              ------------         -----------
          TOTAL ASSETS                                        $    151,600         $   282,623
                                                              ============         ===========


               LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES

Current Liabilities:
     Accounts Payable                                         $    135,586         $   159,299
     Cash Overdraft                                                      -               4,284
     Current Portion of Notes Payable                               15,800              21,935
     Other Accrued                                                  91,556              72,566
                                                              ------------         -----------
          Total Current Liabilities                                242,942             258,084
                                                              ------------         -----------
Long-Term Debt:
     Convertible Debentures                                        700,680             700,680
     Due to Shareholders                                           414,755             354,035
                                                              ------------         -----------
          TOTAL LIABILITIES                                      1,358,377           1,312,799
                                                              ------------         -----------
SHAREHOLDERS' EQUITY
     Common Stock, 100,000,000 Shares
       Authorized, Par $0.001, and
       25,705,147 and 24,931,847 shares
       issued at September 30 and
       June 30, 2001                                                25,705              24,932
     Additional Paid-In-Capital                                  2,519,233           2,520,006
     Retained Deficit Accumulated                              (3,698,565)         (3,521,964)
     Subscriptions Receivable                                     (53,150)            (53,150)
                                                              ------------         -----------
          TOTAL SHAREHOLDERS' EQUITY                           (1,206,777)         (1,030,176)
                                                              ------------         -----------
          TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY          $    151,600         $   282,623
                                                              ============         ===========

See Notes to the Financial Statements.


                     DEMARCO ENERGY SYSTEMS of AMERICA, INC.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2001 and 2000

                                                        Unaudited             Unaudited            Unaudited
                                                   Three Months Ended     Three Months Ended       Cumulative
                                                   September 30, 2001     September 30, 2000     From Inception
                                                   ------------------     ------------------     --------------
Revenues
      Royalty Fees                                    $          -           $          -         $     71,040
      Sales                                                 54,170                      -              814,861
      Other Income                                               -                      -               76,506
                                                      ------------           ------------         ------------
         Total Revenue                                      54,170                      -              962,407

      Less: Cost of Goods Sold                            (43,836)                      -             (43,836)
                                                      ------------           ------------         ------------
         Gross Margin                                       10,334                      -              918,571
                                                      ------------           ------------         ------------
Costs and Expenses
      Selling and Administrative                           160,982                112,983            3,927,590
      Depreciation and Amortization                          2,606                  4,255              156,731
      Interest                                              23,347                  4,474              569,273
                                                      ------------           ------------         ------------
      Total Costs and Expenses                             186,935                121,712            4,653,594
                                                      ------------           ------------         ------------

Loss Before Extraordinary Item                           (176,601)              (121,712)          (3,735,023)

Extraordinary Items
      Foregiveness of Debt                                       -                  -                   66,356
                                                      ------------           ------------         ------------
Loss from Continuing Operations                          (176,601)              (121,712)          (3,668,667)

Discontinued Operations
      Loss from Operations of Discontinued
        Subsidiary (Cyberlink)                                   -                      -             (10,032)
      Loss on Disposal of Assets of Subsidiary
        (Cyberlink)                                              -                      -             (19,866)

Net Loss                                              $  (176,601)           $  (121,712)         $(3,698,565)
                                                      ============           ============         ============

      Earnings Per Share - Basic                      $    (0.007)           $    (0.005)
                                                      ============           ============
      Earnings Per Share - Fully Diluted              $    (0.005)           $    (0.004)
                                                      ============           ============

See Notes to the Financial Statements.


                     DEMARCO ENERGY SYSTEMS of AMERICA, INC.
                          (A Development Stage Company)
                 STATEMENTS OF CHANGES in STOCKHOLDERS' CAPITAL
                        FROM INCEPTION TO SEPTEMBER, 2001


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


See Notes to Financial Statements.


                       DEMARCO ENERGY SYSTEMS of AMERICA, INC.
                               (A Development Stage Company)
                      STATEMENTS OF CHANGES in STOCKHOLDERS' CAPITAL
                           FROM INCEPTION TO SEPTEMBER 30, 2001


                                                                                                          Retained
                                                                                                           Deficit
                                                                                                         Accumulated
                                   Common Stock       Shares of        Additional                         During the
                                      at Par         Common Stock      Paid - In      Subscriptions      Development
                                     $(0.001)         Outstanding       Capital        Receivable           Stage           Total
                                   ------------      ------------      ----------     -------------     ------------     -----------
Balance at June 30, 1995                 20,465        20,464,990       1,421,036                 -      (1,142,550)         298,951

Issuance of 393,590                         394           393,590         212,639                 -                -         213,033
Shares of Common Stock

Net Loss                                      -                 -               -                 -        (214,625)       (214,625)
                                   ------------      ------------      ----------     -------------     ------------     -----------
Balance at June 30, 1996                 20,858        20,858,580       1,633,676                 -      (1,357,175)         297,359

Issuance of 10,315,560                   10,316        10,315,560         329,298                 -                -         339,614
Shares of Common Stock

Subscriptions Receivable                      -                 -               -         (189,080)                -       (189,080)

Net Loss                                      -                 -               -                 -        (150,866)       (150,866)
                                   ------------      ------------      ----------     -------------     ------------     -----------
Balance at June 30, 1997                 31,174        31,174,140       1,962,974         (189,080)      (1,508,041)         297,027

Issuance of 446,000                         446           446,000         141,792          (15,800)                -         142,238
Shares of Common Stock

Net Loss                                      -                 -               -                 -        (439,498)       (439,498)
                                   ------------      ------------      ----------     -------------     ------------     -----------
Balance at June 30, 1998                 31,620        31,620,140       2,104,766         (204,880)      (1,947,539)        (16,033)

Redemption of 9,166,483                 (9,166)       (9,166,483)         119,126           (5,650)                -         109,960
Shares of Common Stock

Net Loss                                      -                 -               -                 -        (216,840)       (216,840)
                                   ------------      ------------      ----------     -------------     ------------     -----------
Balance at June 30, 1999                 22,454        22,453,657       2,223,892         (210,530)      (2,164,379)       (122,913)

Issuance of 383,757                         384           383,757          20,436                 -                -          20,820
Shares of Common Stock

Net Loss                                      -                 -               -                 -        (270,669)       (270,669)
                                   ------------      ------------      ----------     -------------     ------------     -----------
Balance at June 30, 2000                 22,838        22,837,414       2,244,328         (210,530)      (2,435,048)       (378,412)

Issuance of 2,094,433                     2,094         2,094,433        (57,589)           157,380                -         101,885
Shares of Common Stock

Beneficial Conversion Feature                 -                 -         333,267                 -                -         333,267
of Convertible Debt

Net Loss - Restated                           -                 -               -                 -      (1,086,916)     (1,086,916)
                                   ------------      ------------      ----------     -------------     ------------     -----------

Balance at June 30, 2001           $     24,932        24,931,847      $2,520,006     $    (53,150)     $(3,521,964)    $(1,030,176)

Issuances of 773,300 Shares                 773           773,300           (773)                 -                -               -
of Common Stock (Unaudited)

Net Loss (Unaudited)                          -                 -               -                 -        (176,601)       (176,601)


Balance at September 30, 2001      $     25,705        25,705,147      $2,519,233          (53,150)     $(3,698,565)    $(1,206,777)
(Unaudited)

See Notes to the Financial Statements.


                     DEMARCO ENERGY SYSTEMS of AMERICA, INC.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                FOR THE THREE MONTHS SEPTEMBER 30, 2001 and 2000

                                                                     Unaudited              Unaudited
                                                                    Three Months          Three Months         Unaudited
                                                                       Ended                  Ended            Cumulative
                                                                 September 30, 2001    September 30, 2000     From Inception
                                                                 ------------------    ------------------     --------------
Cash flows from operating activities:
     Net Loss                                                       $ (176,601)             $ (121,712)        $(3,698,565)

Adjutments to reconcile net loss to
  net cash Provided (used) by operating
  activities:
     Depreciation and Amortization                                        2,606                   4,255             156,731

Changes in operating assets and liabilities:
     (Increase) Decrease in Accounts Receivable                        (59,820)                   3,001            (60,061)
     Increase in Other Assets                                                 -                       -             (1,000)
     Increase (Decease) in Accounts Payable                            (27,997)                 147,117             131,302
     Increase  (Decrease) in Accrued Liabilities                         18,990                 (1,775)              95,840
     Non-cash Interest from Issuance of Debenture Bonds                       -                       -             333,267
     Loss on Disposal of Assets of Subsidiary's Assets                        -                       -              19,867
                                                                 ------------------    ------------------     --------------
     Total Adjustments                                                 (66,221)                 152,598             675,946
                                                                 ------------------    ------------------     --------------
    Net Cash Used by Operating Activities                             (242,822)                  30,886         (3,022,619)
                                                                 ------------------    ------------------     --------------
Cash flows from investing activities:
     Patent                                                                   -                       -             (9,912)
     Manuals Development                                                      -                       -            (10,000)
     Property and Equipment Additions                                   (5,547)                       -           (190,748)
     Decrease (Increase) Restricted Cash                                250,000               (250,000)                   -
                                                                 ------------------    ------------------     --------------
     Net Cash Provided (Used) by Investing Activities                 (244,453)               (250,000)           (210,660)
                                                                 ------------------    ------------------     --------------

Cash flows from financing activities:
    Proceeds (Repayments) from Long - Term Debt                         (6,135)                (71,821)              15,800
    Proceeds from Notes to Shareholders                                  60,720               (127,450)             414,755
    Proceeds from Convertible Debentures                                      -                 583,680             700,680
    Proceeds from Issuance of Common Stock                                    -                       -           2,158,521
                                                                 ------------------    ------------------     --------------
     Net Cash Provided by Financing Activities                           54,585                 384,409           3,289,756
                                                                 ------------------    ------------------     --------------

Net increase (decrease) in Cash and Cash Equivalents                     56,216                 165,295              56,477

Cash and Cash Equivalents at the Beginning of the Year                      216                  23,213                   -
                                                                 ------------------    ------------------     --------------
Cash and Cash Equivalents at the End of the Year                    $    56,477             $   188,508        $    56,477
                                                                 ==================    ==================     ==============

Supplemental Disclosures of Cash Flow Information:
Cash Paid During the Year for Interest Expense                      $     1,487             $     4,474        $    147,472
See Notes to the Financial Statements.


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2001
                                   (Unaudited)

1.       GENERAL

The accompanying unaudited consolidated financial statements have been prepared in conformity with the accounting principles stated in the audited financial statements for the year ended June 30, 2001 and reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the financial position as of September 30, 2001 and the results of operations for the periods presented. These statements have been reviewed by the Company's independent certified public accountants. The operating results for the interim periods are not necessarily indicative of results for the full fiscal year.

To the Board of Directors of DeMarco Energy Systems of America, Inc. (A Development Stage Company)

We have reviewed the accompanying balance sheet of Demarco Energy Systems of America, Inc. as of September 30, 2001 and the related statements of income and retained earnings and cash flows for the quarter then ended, in accordance with the Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of Demarco Energy Systems of America, Inc.

A review consists principally of inquiries of Company personnel and analytical procedures applied to financial data. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements in order for them to be in conformity with generally accepted accounting principles.

Robnett & Company, P.C.
Austin, Texas

November 8, 2001

The notes to consolidated financial statements appearing in the Company's Annual Report for the years ended June 30, 2001 and 2000 should be read in conjunction with this Quarterly Report on Form 10-QSB.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
        OR PLAN OF OPERATION

General

DeMarco Energy Systems, Inc., a Texas corporation began operations in June 1983. On November 17, 1989, Mr. Louis DeMarco, as an individual, acquired a majority interest in Fountain Head, Inc., a public shell corporation that had no operations. We completed a reverse merger with Fountain Head, Inc. on December 1, 1989, thereby becoming a publicly traded corporation, and changed the name of our company to DeMarco Energy Systems of America Inc., a Utah corporation.

We provide energy solutions for commercial and residential applications. We sell a highly efficient heating/cooling system called the "Energy Miser". The Energy Miser is a patented geothermal heat pump system utilizing the municipal water main or any other underground piping loop to heat, cool and provide domestic hot water for buildings. Based on the results from our limited prototype installations, we believe these heat pumps are from 30% to 70% more efficient than other methods for heating and air conditioning. We can give no assurance that future installations will produce the same energy savings as our prototypes.

Our patent revolves around the interface with a municipal water main and has three basic components. We begin by taking water out of the municipal water main and running it through a heat exchanger and returning the water to the municipal water main; then the water running through a heat exchange device; and lastly that heat exchange device being an integral part of a geothermal heat pump. Our patent consists of all three of these components connected together in a specific series. The patent is, therefore, primarily an installation technology. This patent will expire on September 3, 2005.

A significant obstacle we have confronted in the marketing of the Energy Miser is local governmental interpretation and regulation. Local water regulations vary from one local government agency to the next but most are centered around concern over contamination of the local potable water supply. The Energy Miser requires a constant flow of water, the volume of which must increase as the amount of space to be air-conditioned and or heated increases. For many applications, this requires connecting into the public water supply to gain access to "main" water lines. In some cases public officials in charge of maintaining public water supplies challenge any such tapping into the public potable water supply. We contend that the Energy Miser only uses the thermal properties of the water, meaning that the water removed from the main is returned at a slightly different temperature. We are not aware of any proof to support water quality concerns of public officials. However, we can offer no assurances that we will ever be able to overcome the concerns of public water officials.

We have filed a second patent application with the United States Patent office. This patent is for an invention that relates to heat pumps that are automatically thermodynamically balanced to operate at optimum conditions using water, and in this case reuse water systems. This patent, while similar to our current patent, was designed to utilize reuse water from private, public or other types of managed secondary water lines with the Energy Miser heating and cooling system. Reuse water is defined as treated sewer water that falls below the standards of drinking water. For many years, reuse water has been used in secondary water systems for watering lawns and charging fire hydrants, as well as other non-potable water applications. It has only been in recent years that the secondary water systems have been given greater consideration due to water shortages. If this patent is granted we believe that government agencies will be much less reluctant to allow us to tap into reuse water mains, although we can give no assurances that they will be receptive. We have received initial comments from the Patent Office and have replied to those comments. We are currently waiting for any further responses from that office regarding this patent application.

We derive our revenue in the form of royalties from sales of the Energy Miser system. In September 1990 we entered into an exclusive brand name licensing agreement with FHP. This agreement gives FHP the exclusive rights to manufacture, distribute, market and sell the Energy Miser system with the DeMarco Energy Miser label on the products. This agreement is still in force but can be terminated at any time by either party with 60 days notice. In February 2001, we signed an amended agreement with FHP, which also allows us to purchase the Energy Miser system directly from FHP and sell our product to consumers without going through a FHP representative. We have had minimal success under this agreement from inception to date. We believe there are at least three (3) reasons for this lack of sales. The primary reason has been the reluctance of various government agencies to allow us to tap into municipal water mains for fear of contamination of the potable water (public drinking water). Another has been our lack of sufficient operating capital to properly develop a solid marketing campaign to promote our systems and gain exposure to potential customers. And the last reason has been the need for an adequate engineering manual to assist sales representatives and dealers to understand the intricacies of the system and give them a visual method to promote our products to potential consumers. We completed the engineering manual and distributed it to FHP sales representatives during the quarter ended September 30, 2001.

In addition to our primary product, the Energy Miser system, we believe that there is also a viable market in energy efficient lighting systems. We have not been involved in energy efficient lighting systems in the past, however, we have recognized the need to either acquire an entity that is or joint venture with such an entity. We have found that most projects that we are bidding on for our air conditioning and heating systems also require the installation of energy efficient lighting. We believe that by combining the bidding process for both types of energy saving services we can generate additional sales revenues. However, we cannot assure you that such additional sales will occur. In order to enter this market we have signed strategic partnership agreements with Lighting Management Consultants and SLi, Inc. Both of these companies specialize in energy efficient lighting systems. Our plan is to jointly bid on large projects whereby we provide both the energy efficient air-conditioning/heating and lighting systems. Our agreement calls for us to receive 5% of the revenue generated by the lighting portion of any contracts that we are awarded.

Our Energy Miser system has many competitors, many of whom are large with well-known brands and manufacture their own systems. Some of our larger competitors include Trane, Carrier, York and Dunn & Bush. While we believe our system is different from our competition, because of the relative financial strength of these competitors, we may not be afforded the opportunity to demonstrate the advantages of our system over competitors' systems and as such, sales will not materialize and shareholder investments could be lost.

Financial Condition and Changes in Financial Condition

Overall Operating Results:

Three months ended September 30, 2001 compared to three months September 30, 2000:

We had gross sales for the current year quarter of $54,200, which produced a gross margin of $10,300. This revenue was the residual amount due us from the sale of 18 of our units to the Community Center in Belle Fourche, South Dakota. The first portion of our revenue was collected in March 2001. We had no revenues for the prior comparable quarter.

Our operating expenses for the quarter ended September 30, 2001 totaled $187,000. Our primary expense was for company payroll, which totaled $94,000. Legal and accounting fees amounted to $32,700 and were incurred in connection with the registration of approximately 22,800,000 additional shares of our common stock with the Securities and Exchange Commission. Interest expense was $20,000. The prior year expenses for the quarter ended September 30, 2000 were $122,000. These expenses were primarily attributed to legal and consulting fees of $45,000 that were incurred with the placement of $1,500,000 of our 10% Secured Convertible Debentures and travel expenses of $8,000 incurred in connection with attending trade shows in order to expand marketing efforts. Payroll was the only other significant expense incurred during the prior year quarter.

We incurred a net loss for the current quarter of $176,600 as compared to a net loss of $122,000 from continuing operations for the prior year quarter. We plan to continue to focus our expenditures on marketing efforts for the foreseeable future. These losses were incurred primarily because of the costs and expenses cited above.

Liquidity and Capital Resources:

We have recently been financed by loans from our President and Chief Executive Officer, Victor DeMarco. During the quarter ended September 30, 2001 Mr. DeMarco loaned us $60,700 in order to fund our operations. In addition, we have been financed by the issuance of convertible debentures.

On September 26, 2000, we entered into an agreement with AJW Partners, LLC and New Millennium Capital Partners II, LLC for the private placement of $1,500,000 of our 10% Secured Convertible Debentures. These debentures are convertible into shares of the Common Stock of DeMarco Energy based on the terms listed below. The funding of the debentures will occur in two phases. The first $500,000 (less legal expenses of $25,000 and consulting fees of $20,000) was received by us on September 27, 2000. The remaining $1,000,000 will be funded within 5 days following the effective registration with the Securities and Exchange Commission of the underlying shares of our common stock. We have finalized the registration of the underlying common stock and are waiting for the official notification from the SEC declaring the registration effective and anticipate the final funding from the debentures shortly thereafter.

The primary terms of the September 2000 Convertible Debentures are as follows:

- Entire principal amount of the first $500,000 of debentures issued in September 2000 matured on September 26, 2001. The debenture holders do not intend to demand payment for these debentures or exercise their conversion privileges until all the shares associated with this Prospectus are registered. The remaining $1,000,000 of convertible debentures to be issued upon the effective registration of the underlying shares of Common Stock will mature in one year from the date of funding.
- Debentures bear 10% interest per annum with interest payments due quarterly. Interest to be paid in cash or shares of Common Stock solely at the option of the Company.
- The debenture holders have the option to convert any unpaid principal into shares of our Common Stock at any time after the original issue date (subject to certain limitations).
- The conversion price per share in effect on any conversion date shall be the lesser of (1) $0.34 per share or (2) 60% of the average of the lowest three inter-day trading prices during the ten trading days immediately preceding the applicable conversion date.
- The debentures bear a mandatory prepayment penalty of 130% of the principal and all accrued interest being prepaid.
- The debentures are secured by all unpledged assets of DeMarco Energy, including our current and pending patents.
- DeMarco Energy is required to file a SB-2 Registration Statement with the Securities and Exchange registering 200% of the Common Stock underlying the debentures.

We anticipate that with the final funding of these convertible debentures that we will be able to significantly expand our marketing efforts and sales, however we cannot give any assurance that we will be successful in achieving our goals.

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

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None

ITEM 2. CHANGES IN SECURITIES

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

During the quarter ended September 30, 2001, the Company issued 750,000 shares of its common stock for consulting services rendered.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

Exhibit Number                 Name of Exhibit
--------------                 ---------------
 15.01                  Letter on unaudited interim financial
                        information (Filed herewith)


b. Reports on Form 8-K
    None

                                   Signatures

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                       (Registrant)  DEMARCO ENERGY SYSTEMS OF AMERICA, INC.
                                     By  /s/  Victor M. DeMarco
                                         ----------------------
                                         Victor M. DeMarco, President/ Chief
                                         Operating Officer

                       Date          November 14, 2001

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                                     By  /s/  Victor M. DeMarco
                                         ----------------------
                                         Victor M. DeMarco, President/ Chief
                                         Operating Officer

                       Date          November 14, 2001

Table of Exhibits

Exhibit Number                  Name of Exhibit
--------------                  ---------------
15.01                 Letter on unaudited interim financial
                      information (Filed herewith)