Form 10QSB
period 2001-12-31
DEMARCO ENERGY SYSTEMS OF AMERICA INC
filed 2002-02-14
CIK 1093993

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period ended December 31, 2001

                        Commission File Number 000-28283
                                               ---------

                     DEMARCO ENERGY SYSTEMS OF AMERICA, INC.
               (Exact name of registrant as specified in charter)

                      Utah                                  87-0392000
                      ----                                  ----------
         (State or other jurisdiction of                 (I.R.S. Employer
          incorporation or organization)                Identification No.)

     12885 HWY 183,  STE 108-A, AUSTIN, TEXAS                  78750
 --------------------------------------------------            -----
 (Address of principal executive offices)                    (Zip Code)

 Registrant's telephone number, including area code       (512)  335-1494
                                                          ---------------

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of February 10, 2002, the Company had outstanding 27,214,792 shares of its common stock, par value $0.001.

                                TABLE OF CONTENTS

                          ITEM NUMBER AND CAPTION                    PAGE
                                                                     ----

   PART I

     ITEM 1.   FINANCIAL STATEMENTS                                    3
     ITEM 2.   MANAGEMENT'S DISCUSSION AND PLAN OF OPERATIONS         13

   PART II

     ITEM 1.   LEGAL PROCEEDINGS                                      17
     ITEM 2.   CHANGES IN SECURITIES                                  17
     ITEM 3.   DEFAULTS UPON SENIOR SECURITIES                        17
     ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS    17
     ITEM 5.   OTHER INFORMATION                                      17
     ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K                       17

ITEM 1. FINANCIAL STATEMENTS

Accountant's Review Report


To the Board of Directors of DeMarco Energy Systems of America, Inc. (A Development Stage Company)

We have reviewed the accompanying balance sheet of Demarco Energy Systems of America, Inc. as of December 31, 2001 and the related statements of operations for the quarters ended December 31, 2001 and 2000, the six months ended December 31, 2001 and 2000 and cumulative from inception (January 19, 1983) and cash flows for the six months ended December 31, 2001 and 2000 and cumulative from inception (January 19, 1983), in accordance with the Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of Demarco Energy Systems of America, Inc..

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





Robnett & Company, P.C.
Austin, Texas

January 31, 2002


               DEMARCO ENERGY SYSTEMS of AMERICA, INC.
                    (A Development Stage Company)
                           BALANCE SHEETS
              AS OF DECEMBER 31, 2001 and JUNE 30, 2001


                                                                 Unaudited             Audited
                              ASSETS                               As of                As of
                                                             December 31, 2001      June 30, 2001
                                                             -----------------      -------------
Current Assets:
     Cash and Equivalents                                         $    3,743         $       261
     Restricted Escrow                                                     -             250,000
     Accounts Receivable                                               7,140                 240
                                                             -----------------      -------------
          Total Current Assets                                        10,883             250,501
                                                             -----------------      -------------
Capital Assets:
     Fixtures, Fixtures and Equipment                                170,882             165,335
     Less: Accumulated Depreciation                                 (153,926)           (150,134)
                                                             -----------------      -------------
          Total Fixed Assets                                          16,956              15,201
                                                             -----------------      -------------
Other Assets:
     Patent, net of Accumulated Amortization
       of $1,322 and $991 at December 31
       and June 30, 2001                                               8,590               8,921
     Manuals, net of Accumulated Amortization
       of $4,000 and $3,000 at December 31
       and June 30, 2001                                               6,000               7,000
     Deposits                                                          1,000               1,000
                                                             -----------------      -------------
          Total Other Assets                                          15,590              16,921
                                                             -----------------      -------------

          TOTAL ASSETS                                            $   43,429         $   282,623
                                                             =================      =============


               LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES

Current Liabilities:
     Accounts Payable                                             $  124,272         $   159,299
     Cash Overdraft                                                        -               4,284
     Current Portion of Notes Payable                                  7,352              21,935
     Other Accrued                                                    57,782              72,566
                                                             -----------------      -------------
          Total Current Liabilities                                  189,406             258,084
                                                             -----------------      -------------

Long-Term Debt:
     Convertible Debentures                                          683,180             700,680
     Due to Shareholders                                             329,005             354,035
                                                             -----------------      -------------
          TOTAL LIABILITIES                                        1,201,591           1,312,799
                                                             -----------------      -------------

SHAREHOLDERS' EQUITY
     Common Stock, 100,000,000 Shares
       Authorized, Par $0.001, and
       27,214,792 and 24,931,847 shares
       issued at December 31 and June 30, 2001                        27,215              24,932
     Additional Paid-In-Capital                                    2,840,624           2,520,006
     Retained Deficit Accumulated                                 (3,972,851)         (3,521,964)
     Subscriptions Receivable                                        (53,150)            (53,150)
                                                             -----------------      -------------
          TOTAL SHAREHOLDERS' EQUITY                              (1,158,162)         (1,030,176)
                                                             -----------------      -------------

          TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY              $   43,429         $   282,623
                                                             =================      =============

See Notes to the Financial Statements.


                     DEMARCO ENERGY SYSTEMS of AMERICA, INC.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
                FOR THE QUARTERS ENDED DECEMBER 31,2001 and 2000,
              THE SIX MONTHS ENDED DECEMBER 31, 2001 and 2000, AND
                  CUMULATIVE SINCE INCEPTION (JANUARY 19,1983)



                                                                                                    Restated
                                                 Unaudited        Unaudited       Unaudited         Unaudited         Unaudited
                                               Three Months     Three Months      Six Months       Six Months         Cumulative
                                                   Ended           Ended             Ended           Ended          From Inception
                                               December 31,     December 31,     December 31,     December 31,       (January 31,
                                                   2001             2000             2001              2000              1983)
                                               ------------     ------------     ------------     ------------      --------------
Revenues
      Royalty Fees                             $         -      $        -       $         -      $         -       $    71,040
      Sales                                              -               -            54,170                -           814,861
      Other Income                                       -             869                 -              869            76,506
                                               ------------     ------------     ------------     ------------      --------------
         Total Revenue                                   -             869            54,170              869           962,407

      Less: Cost of Goods Sold                           -               -           (42,836)               -           (43,836)
                                               ------------     ------------     ------------     ------------      --------------
             Gross Margin                                -             869            10,334              869           918,571
                                               ------------     ------------     ------------     ------------      --------------

Costs and Expenses
      Selling and Administrative                   249,993         170,105           410,977          283,088         4,177,585
      Depreciation and Amortization                  2,516           4,255             5,122            8,510           159,247
      Interest                                      21,775           2,627            45,122          340,368           591,048
                                               ------------     ------------     ------------     ------------      --------------
      Total Costs and Expenses                     274,284         176,987           461,221          631,966         4,927,880
                                               ------------     ------------     ------------     ------------      --------------

Loss Before Extraordinary Item                    (274,284)       (176,118)         (450,887)        (631,097)       (4,009,309)

Extraordinary Items
      Foregiveness of Debt                               -               -                 -                -            66,356
                                               ------------     ------------     ------------     ------------      --------------

Loss from Continuing Operations                   (274,284)       (176,118)         (450,887)        (631,097)       (3,942,953)

Discontinued Operations
      Loss from Operations of
        Discontinued Subsidiary
        (Cyberlink)                                      -               -                 -                -           (10,032)
      Loss on Disposal of Assets
        of Subsidiary (Cyberlink)                        -               -                 -                -           (19,866)
                                               ------------     ------------     ------------     ------------      --------------

Net Loss                                       $  (274,284)     $ (176,118)      $  (450,887)     $  (631,097)      $(3,972,851)
                                               ============     ============     ============     ============      ==============

      Earnings Per Share - Basic               $    (0.010)     $   (0.007)      $    (0.017)     $    (0.026)
                                               ============     ============     ============     ============
      Earnings Per Share - Fully Diluted       $    (0.007)     $   (0.006)      $    (0.011)     $    (0.021)
                                               ============     ============     ============     ============

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


                                                                                                          Retained
                                                                                                           Deficit
                                                                                                         Accumulated
                                   Common Stock       Shares of        Additional                         During the
                                      at Par         Common Stock      Paid - In      Subscriptions      Development
                                     $(0.001)         Outstanding       Capital        Receivable           Stage           Total
                                   ------------      ------------      ----------     -------------     ------------     -----------
Balance at June 30, 1995                 20,465        20,464,990       1,421,036                 -      (1,142,550)         298,951

Issuance of 393,590                         394           393,590         212,639                 -                -         213,033
Shares of Common Stock

Net Loss                                      -                 -               -                 -        (214,625)       (214,625)
                                   ------------      ------------      ----------     -------------     ------------     -----------
Balance at June 30, 1996                 20,858        20,858,580       1,633,676                 -      (1,357,175)         297,359

Issuance of 10,315,560                   10,316        10,315,560         329,298                 -                -         339,614
Shares of Common Stock

Subscriptions Receivable                      -                 -               -         (189,080)                -       (189,080)

Net Loss                                      -                 -               -                 -        (150,866)       (150,866)
                                   ------------      ------------      ----------     -------------     ------------     -----------
Balance at June 30, 1997                 31,174        31,174,140       1,962,974         (189,080)      (1,508,041)         297,027

Issuance of 446,000                         446           446,000         141,792          (15,800)                -         142,238
Shares of Common Stock

Net Loss                                      -                 -               -                 -        (439,498)       (439,498)
                                   ------------      ------------      ----------     -------------     ------------     -----------
Balance at June 30, 1998                 31,620        31,620,140       2,104,766         (204,880)      (1,947,539)        (16,033)

Redemption of 9,166,483                 (9,166)       (9,166,483)         119,126           (5,650)                -         109,960
Shares of Common Stock

Net Loss                                      -                 -               -                 -        (216,840)       (216,840)
                                   ------------      ------------      ----------     -------------     ------------     -----------
Balance at June 30, 1999                 22,454        22,453,657       2,223,892         (210,530)      (2,164,379)       (122,913)

Issuance of 383,757                         384           383,757          20,436                 -                -          20,820
Shares of Common Stock

Net Loss                                      -                 -               -                 -        (270,669)       (270,669)
                                   ------------      ------------      ----------     -------------     ------------     -----------
Balance at June 30, 2000                 22,838        22,837,414       2,244,328         (210,530)      (2,435,048)       (378,412)

Issuance of 2,094,433                     2,094         2,094,433        (57,589)           157,380                -         101,885
Shares of Common Stock

Beneficial Conversion Feature                 -                 -         333,267                 -                -         333,267
of Convertible Debt

Net Loss - Restated                           -                 -               -                 -      (1,086,916)     (1,086,916)
                                   ------------      ------------      ----------     -------------     ------------     -----------

Balance at June 30, 2001           $     24,932        24,931,847      $2,520,006     $    (53,150)     $(3,521,964)    $(1,030,176)

Issuance of 773,300 Shares                  773           773,300           (773)                 -                -               -
of Common Stock (Unaudited)

Net Loss (Unaudited)                          -                 -               -                 -        (176,601)       (176,601)


Balance at September 30, 2001      $     25,705        25,705,147      $2,519,233          (53,150)     $(3,698,565)    $(1,206,777)
(Unaudited)

Issuance of 1,509,645 Shares              1,510         1,509,645         321,391                 -                -        322,901
of Common Stock

Net Loss (Unaudited)                          -                 -               -                 -         (53,150)       (274,284)
                                   ------------      ------------      ----------     -------------     ------------    ------------
Balance at December 31, 2001       $     27,215      $ 27,214,792      $2,840,624     $    (53,150)     $(3,972,851)    $(1,158,162)
(Unaudited)                        ============      ============      ==========     =============     ============    ============


See Notes to the Financial Statements.


                       DEMARCO ENERGY SYSTEMS of AMERICA, INC.
                               (A Development Stage Company)
                                 STATEMENTS OF CASH FLOWS
                       FOR THE SIX MONTHS DECEMBER 31, 2001 and 2000
                     AND CUMULATIVE FROM INCEPTION (JANUARY 19, 1983)


                                                                     Unaudited              Unaudited             Unaudited
                                                                     Six Months            Six Months
                                                                       Ended                  Ended              Cumulative
                                                                 December 31, 2001      December 31, 2000       From Inception
                                                                 -----------------      -----------------       --------------
Cash flows from operating activities:
     Net Loss                                                       $ (450,887)             $ (631,097)          $(3,972,851)

Adjutments to reconcile net loss to
 net cash Provided (used) by operating
 activities:
     Depreciation and Amortization                                        5,123                   8,810               159,248

Changes in operating assets and liabilities:
     (Increase) Decrease in Accounts Receivable                         (6,900)                   3,001               (7,141)
     Increase in Other Assets                                                 -                       -               (1,000)
     Increase (Decease) in Accounts Payable                            (35,027)                 147,725               124,272
     Increase  (Decrease) in Accrued Liabilities                         81,083                 (1,775)               157,933
     Non-cash Interest from Issuance of Debenture Bonds                       -                 333,267               333,267
     Non-cash Penalties to Funding Agency                                90,000                       -                90,000
                                                                 -----------------      -----------------       --------------
     Total Adjustments                                                  134,279                 490,728               856,579
                                                                 -----------------      -----------------       --------------
    Net Cash Used by Operating Activities                             (316,608)               (140,369)           (3,116,272)
                                                                 -----------------      -----------------       --------------
Cash flows from investing activities:
     Patent                                                                   -                       -               (9,912)
     Manuals Development                                                      -                       -              (10,000)
     Property and Equipment Additions                                   (5,547)                 (3,464)             (170,881)
     Decrease (Increase) Restricted Cash                                250,000               (250,000)                     -
                                                                 -----------------      -----------------       --------------
     Net Cash Provided (Used) by Investing Activities                   244,453               (253,464)             (190,793)
                                                                 -----------------      -----------------       --------------

Cash flows from financing activities:
    Proceeds (Repayments) from Long - Term Debt                        (14,583)                (79,116)                 7,352
    Proceeds from Notes to Shareholders                                  30,220               (127,450)               384,255
    Proceeds from Convertible Debentures                                      -                 583,680               700,680
    Proceeds from Issuance of Common Stock                               60,000                       -             2,218,521
                                                                 -----------------      -----------------       --------------
     Net Cash Provided by Financing Activities                           75,637                 377,114             3,310,808
                                                                 -----------------      -----------------       --------------

Net increase (decrease) in Cash and Cash Equivalents                      3,482                (16,719)                 3,743

Cash and Cash Equivalents at the Beginning of the Period                    261                  23,213                     -
                                                                 -----------------      -----------------       --------------
Cash and Cash Equivalents at the End of the Period                 $      3,743               $   6,494             $   3,743
                                                                 =================      =================       ==============
Supplemental Disclosures of Cash Flow Information:
Cash Paid During the Period for Interest Expense                   $      1,919               $   7,101           $   147,904
                                                                 =================      =================       ==============
Non-cash Investing and Financing Activities:
Conversion of Debt to Equity                                       $    172,901               $       -           $   172,901
                                                                 =================      =================       ==============

See Notes to the Financial Statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2001
                                   (Unaudited)

Note A - Summary of Significant Accounting Policies
---------------------------------------------------

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

During the fiscal year ending June 30, 1999, the Company filed an application with the United States Patent Office for a patent covering a heat pump system using gray water sources, reclaimed water sources and other non-potable water sources. Costs of approximately $20,000 related to the patent application have been capitalized. At December 31, 2001, the patent had not been granted and the eventual approval or denial of this patent application is indeterminable at this time.

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

Furniture and Equipment

Furniture, equipment, and other long-term assets are recorded at historical cost less depreciation and amortization. Depreciation and amortization are accounted for on the straight-line method based on estimated useful lives, which approximate 5-7 years for equipment and furniture and fixtures, respectively. Purchases and improvements that extend the life of assets are capitalized whereas maintenance, repairs and immaterial purchases expensed as incurred.

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

Advertising

The Company's policy is to expense advertising costs as the costs are incurred. Advertising costs of $8,075 and $10,070 have been expensed for the quarter and six-month period ended December 31, 2001, respectively.

Development Stage Company

The Company is in the "development stage" and as such is required to present the financial statements from inception. The Company is involved in obtaining a patent and developing a market for that patent. The Company is considered to be in the development stage until substantial revenues are produced in regard to the operations of the organization.

Note B - Convertible Debt Issuance
----------------------------------

The Company has outstanding, $683,180 in convertible debenture bonds at December 31, 2001.

Bonds with principal value of $198,180 bear interest at 8% per year payable after being held for two years, and are convertible into the Company's common stock at fixed conversion rates ranging from $0.10 to $0.45 per share of common stock, which at date of issuance, approximated the fair value of the common stock. There is not a beneficial conversion feature associated with these bonds.

Bonds with principal value of $485,000 bear interest at 10% and contain a beneficial conversion feature which allows the holder to convert the bond's principal value plus accrued interest into shares of common stock at the lesser of $0.34 per share and the average of the lowest three days in the last ten trading days preceding the conversion at a forty (40) percent discount and are convertible at the date of issuance. Interest of $333,267 was calculated as a function of the excess of market value over the discounted conversion rate of common stock at the date of issuance and was expensed on that date.

At December 31, 2001, $31,683 of interest was accrued in relation to the debentures bonds payable. During the quarter ended December 31, 2001, debenture bonds and accrued interest of $17,500 and $56,401, respectively, were converted into 837,776 shares of common stock. The debenture bonds mature during the year ended June 30, 2002 and are expected to be converted into shares of common stock at dates, which could exceed one year from the date of report. The debenture bonds are not classified as current debt.

Note C - Notes Payable
----------------------

Notes payable, relating to long-term leasing contracts and collateralized by computer systems and other leased equipment, were originally capitalized at $128,384 and have been fully depreciated. The notes bear interest at rates ranging from 12-18.55% and mature in the year ended June 30, 2002. Outstanding principal at December 31, 2001 is $7,351.

Note D - Commitments and Contingencies
--------------------------------------

Office Facility Lease

The Company has entered into an office facility lease, guaranteed by the Company's president, calling for the following future rents:

         Year ending June 30, 2002          $   18,606
         Year ending June 30, 2003              25,906
         Year ending June 30, 2004              26,364
         Year ending June 30, 2005              10,527
                                            -----------
                           Total            $   81,403
                                            ===========

Escrowed Cash

Pursuant to the Escrow Agreement dated September 26, 2000, $250,000 of the cash proceeds from the issuance of $1,500,000 of debenture bonds payable is to be withheld and maintained in an escrow account to cover contingencies should they arise. At the date of report, the escrowed funds have been released to the company and no contingencies related to the funds exist.

Note E - Earnings (Loss) per Common Share
-----------------------------------------

Earnings (Loss) per common share are computed by dividing net losses by the weighted average number of common share outstanding during the quarter. The weighted average number of common shares outstanding during the quarters ended December 31, 2001 and 2000 was approximately 27,214,742 and 24,622,747 shares, respectively. The fully diluted number of shares outstanding for the quarters ended December 31, 2001 and 2000 was 41,878,264 and 30,770,641, respectively.

Note F - Income Taxes
---------------------

As of June 30, 2001, DeMarco Energy Systems, Inc. had net operating loss carry forwards of approximately $2,425,000 that expire between 2010 and 2021 and are available to offset future taxable income to the extent permitted under the Internal Revenue Code. The Company's management estimates that the likelihood of utilizing the deferred tax asset associated with the net operating loss carry-forwards is less than fifty percent (50 %). For this reason, Management does not feel the recognition of a deferred tax asset would be appropriate at the date of report.

Note G - Related Party Transactions
-----------------------------------

The president of the company has advanced cash to the Corporation to fund operational deficits. The president converted $99,000 of debt into 1,650,000 shares of common stock. The loans bear interest at 8% and $137,822 and $20,925 of principal and interest, respectively, has been accrued at December 31, 2001.

Additionally, the president is deferring salary form the Corporation at the rate of $175,000 per annum. At December 31, 2001, $188,183 of deferred salary has been accrued.

An additional loan from a shareholder was recorded as having a balance of $20,000 at June 30, 2000. During the year ended June 30, 2001, this note was converted into 133,333 shares of common stock and is considered settled.

During the year ending June 30, 1999, the chairman of the board passed away. His estate forgave $66,356 owed by the company to him. The resultant gain from the forgiveness of debt is included as an extraordinary gain on the cumulative income statement.

Note H - Fair Values of Financial Instruments
---------------------------------------------

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

Note I - Going Concern
----------------------

As shown in the accompanying financial statements, the Company incurred net operating losses of ($182,034) and ($176,118) for the quarters ended December 31, 2001 and 2000 and had current liabilities in excess of current assets of $176,273, for the quarter ended December 31, 2001, which raise substantial doubt about the Company's ability to continue as a going concern.. The Company's management intends to raise capital through equity offerings and expects that $683,180 of convertible debenture bonds payable will be converted to common stock. The Company's management has also increased their marketing efforts to raise revenues. The financial statements do not include any adjustments that might be necessary if the Corporation is unable to continue as a going concern.

Note J - Restated Financial Statements
--------------------------------------

The interest expense as reported in the previously reported September 30, 2000 financial statements did not include $333,267 of interest expense related to the issuance of the convertible debenture bonds. The six-month period ended December 31, 2000 has been restated and includes $333,267 of interest expense calculated as a function of the beneficial conversion feature of the convertible debenture bonds (Note B).

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

We provide energy solutions for commercial and residential applications. We sell a highly efficient heating/cooling system called the "Energy Miser". The Energy Miser is a patented geothermal heat pump system utilizing the municipal water main or any other underground piping loop to heat, cool and provide domestic hot water for buildings. Based on the results from our limited prototype installations, we believe these heat pumps are from 30% to 70% more efficient than other methods for heating and air conditioning. We can give no assurance that future installations will produce the same energy savings as our installations.

Our patent revolves around the interface with a municipal water main and has three basic components. We begin by taking water out of the municipal water main and running it through a heat exchanger and returning the water to the municipal water main; then the water running through a heat exchange device; and lastly that heat exchange device being an integral part of a geothermal heat pump. Our patent consists of all three of these components connected together in a specific series. The patent is, therefore, primarily an installation technology and will expire on September 3, 2005.

We have confronted significant obstacles in the marketing of the Energy Miser because of local governmental interpretation and regulation. These water regulations vary from one local government agency to the next but most are centered around concern over contamination of the local potable water supply. Our system requires a constant flow of water, the volume of which must increase as the amount of space to be air-conditioned and or heated increases. For many applications, this requires connecting into the public water supply to gain access to "main" water lines. Public officials in charge of maintaining public water supplies often challenge any such tapping into the public potable water supply which has severely hampered our marketing efforts to date.

We have filed a second patent application with the United States Patent office. This patent is for an installation technology that relates to heat pumps that are automatically thermodynamically balanced to operate at optimum conditions using water, and in this case reuse water systems. This patent, while similar to our current patent, was designed to utilize reuse water from private, public or other types of managed secondary water lines with the Energy Miser heating and cooling system. Reuse water is defined as treated sewer water that falls below the standards of drinking water. Reuse water has been used in secondary water systems for watering lawns and charging fire hydrants, as well as other non-potable water applications. It has only been in recent years that the secondary water systems have been given greater consideration due to water shortages. If this patent is granted we believe that government agencies will be much less reluctant to allow us to tap into reuse water mains, although we can give no assurances that they will be receptive. We have received comments from the Patent Office and are currently formulating a response to those comments.

Due to the reluctance in obtaining government approval to tap into municipal water mains, in January 2002 we announced our intentions of also marketing our products using traditional ground loop installations. Traditional geothermal heat pumps use the heat absorbing, or heat supplying, capacity of large bodies of water such as lakes, ponds, water wells or specially constructed networks of pipe called ground loops. This traditional application is intended to complement our patented 'Energy Miser' municipal water heat pump technology.

Our revenues are derived in the form of royalties from sales of the Energy Miser system. In September 1990 we entered into an exclusive brand name licensing agreement with FHP. This agreement gives FHP the exclusive rights to manufacture, distribute, market and sell the Energy Miser system with the DeMarco Energy Miser label on the products. This agreement is still in force but can be terminated at any time by either party with 60 days notice. In February 2001, we signed an amended agreement with FHP, which also allows us to purchase the Energy Miser system directly from FHP and sell our product to consumers without going through a FHP representative. We have had minimal success under this agreement from inception to date. The primary reason for our lack of sales under this agreement has been the reluctance of various government agencies to allow us to tap into municipal water mains for fear of contamination of the potable water (public drinking water). Another reason has been our lack of sufficient operating capital to properly develop a solid marketing campaign to promote our systems and gain exposure to potential customers. In addition, we have recently completed and distributed to over 100 FHP sales representatives an engineering manual to assist sales representatives and dealers to understand the intricacies of the system and give them a visual method to promote our products to potential consumers.

In addition to our Energy Miser system, we have been seeking relationships with companies that produce energy efficient lighting systems. We have not been involved in energy efficient lighting systems in the past, however, we believe there is a need to either acquire an entity that is or joint venture with such an entity. We have found that most projects that we are bidding on for our air conditioning and heating systems also require the installation of energy efficient lighting. We believe that by combining the bidding process for both types of energy saving services we can generate additional sales revenues. However, we cannot assure you that such additional sales will occur. We have signed strategic partnership agreements with Lighting Management Consultants and SLi, Inc. Both of these companies specialize in energy efficient lighting systems. Our plan is to jointly bid on large projects whereby we provide both the energy efficient air-conditioning/heating and lighting systems. Our agreement calls for us to receive 5% of the revenue generated by the lighting portion of any contracts that we are awarded. We can give no assurances that we will be rewarded any contracts involving energy lighting systems.

We have many competitors, many of whom are large with well-known brands and manufacture their own systems. Some of our larger competitors include Trane, Carrier, York and Dunn & Bush. While we believe our system is different from our competition, because of the relative financial strength of these competitors, we may not be afforded the opportunity to demonstrate the advantages of our system over competitors' systems and as such, sales will not materialize and we might not be able to continue our business.

Recent Developments

On November 20, 2001, we signed a Business Partner agreement under the United States Department of Energy program called Rebuild America.

Working on a local level, Rebuild America helps community organizations access innovative technologies, industry services, customized assistance, and an array of business and technical tools. The program focuses on five building sectors: private commercial, State and local governments, K-12 schools, universities and colleges, and public and assisted housing. We believe our involvement in Rebuild America as a Business Partner coincides with our current marketing plan of targeting schools, military, state and city owned buildings and federally owned facilities. Under Presidential Executive Order 12902 signed March 1994, all federally owned facilities are required to save 30% of their total energy consumption by the year 2005. Each agency's implementation program shall be designed to speed the introduction of cost-effective, energy-efficient technologies into Federal facilities, and to meet the goals and requirements of the Act and this order. We can give no assurance that our involvement with this program will result in any sales of our products.

Financial Condition and Changes in Financial Condition

Overall Operating Results:

Three months ended December 31, 2001 compared to three months December 31, 2000:

We had no revenue for the current or prior year quarters.

Our operating expenses for the quarter ended December 31, 2001 totaled $274,300 as compared to $177,000 for the quarter ended December 31, 2000. Our payroll expense for the current quarter totaled $77,400 as compared to prior year payroll of $43,000. Current quarter legal and professional fees amounted to $43,500 and were incurred in connection with the registration of approximately 22,800,000 additional shares of our common stock and compliance filings with the Securities and Exchange Commission. Comparable prior year legal and professional fees were $25,000. Interest expense on our outstanding debentures was $25,100 for the current period. In addition, we incurred a $91,000 one-time charge during the current quarter for penalties as they relate to the issuance of $500,000 of convertible debentures issued in 2000.

We incurred a net loss for the current quarter of $274,300 as compared to a net loss of $176,100 from continuing operations for the prior year quarter. We plan to continue to focus our expenditures on marketing efforts for the foreseeable future. These losses were incurred primarily because of the costs and expenses cited above.

Liquidity and Capital Resources:

We have no current source of revenue or capital and have recently been financed by loans from our President and Chief Executive Officer, Victor DeMarco. During the quarter ended December 31, 2001 Mr. DeMarco loaned us $77,100 in order to fund our operations. In addition, we have been previously financed by the issuance of convertible debentures.

On September 26, 2000, we entered into an agreement with AJW Partners, LLC and New Millennium Capital Partners II, LLC ("New Millennium") for the private placement of $1,500,000 of our 10% Secured Convertible Debentures. These debentures are convertible into shares of the Common Stock of DeMarco Energy.

The primary terms of the September 2000 Convertible Debentures are as follows:

 - Entire principal amount of the first $500,000 of debentures issued in September 2000 matured on September 26, 2001. The remaining $1,000,000 of convertible debentures to be issued upon the effective registration of the underlying shares of Common Stock was to mature in one year from the date of funding.
 - Debentures bear 10% interest per annum with interest payments due quarterly. Interest to be paid in cash or shares of Common Stock solely at the option of the Company.
 - The debenture holders have the option to convert any unpaid principal into shares of our Common Stock at any time after the original issue date (subject to certain limitations).
 - The conversion price per share in effect on any conversion date shall be the lesser of (1) $0.34 per share or (2) 60% of the average of the lowest three inter-day trading prices during the ten trading days immediately preceding the applicable conversion date.
 - The debentures bear a mandatory prepayment penalty of 130% of the principal and all accrued interest being prepaid.
 - The debentures are secured by all unpledged assets of DeMarco Energy, including our current and pending patents.
 - DeMarco Energy is required to file a SB-2 Registration Statement with the Securities and Exchange registering 200% of the Common Stock underlying the debentures.

The funding of the debentures was to occur in two phases. The first $500,000 (less legal expenses of $25,000 and consulting fees of $20,000) was received by us on September 27, 2000. The remaining $1,000,000 was required to be funded, subject to certain conditions, within 5 days following the effective registration with the Securities and Exchange Commission of the underlying shares of our common stock.

On October 30, 2001 we received notice from the SEC that our SB-2 Registration Statement registering the Common Stock underlying the 2000 Convertible Debentures had been declared effective. We immediately notified AJW and New Millennium, and requested that they fund the $1,000,000 balance of the debentures within 5 days as required by the terms of our debenture purchase agreement.

AJW and New Millennium did not fund the required $1,000,000 within five (5) days of notification. In December, 2001 representatives of AJW and New Millennium informed us that they did not intend to fund the remaining $1,000,000 because the Company had failed to obtain effectiveness of its Registration Statement within the 120 day time period called for by the debentures and related documents, but were willing to consider an additional investment on new terms. We were aware that we had missed the effectiveness deadline but believed we had received assurances from representatives of AJW and New Millennium that the $1,000,000 funding would still be made upon effectiveness of the registration statement. In July 2001 we issued to AJW and New Millennium a total of 750,000 shares of Common Stock in lieu of penalties as a result of our inability to timely achieve effectiveness for this registration statement. In addition, on November 7, 2001 we issued 225,917 shares to AJW and 225,917 shares to New Millennium in payment of interest on the outstanding $500,000 of outstanding debentures. Additionally, we issued a total of 357,144 shares of Common Stock to AJW and New Millennium in connection with their initial request in November 2001 for partial conversion of their debentures.

We believe that AJW and New Millennium were required to fund the $1,000,000 of debentures on the effectiveness of the registration statement. Accordingly, we have not honored further requests from AJW and New Millennium for subsequent conversions of their existing $500,000 of debentures, pending a resolution of our disagreement.

Because the Company was counting on and needs the additional funds that the $1,000,000 of debentures would have provided, we are now seeking funding from other sources, and are in negotiations with certain parties for a bridge financing of $200,000 of convertible debt and an equity line of credit for up to $4,000,000. We are only in the negotiation stage and cannot provide assurance that we will be able to obtain this or any other financing on terms acceptable to the Company.

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

None

ITEM 5. OTHER INFORMATION

None

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

                        (Registrant)  DEMARCO ENERGY SYSTEMS OF AMERICA, INC.
                                 By:  /s/  Victor M. DeMarco
                                      ----------------------
                                      Victor M. DeMarco, President/
                                      Chief Operating Officer

                               Date:  February 14, 2002

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                                 By:  /s/  Victor M. DeMarco
                                      ----------------------
                                      Victor M. DeMarco, President/
                                      Chief Operating Officer

                               Date:  February 14, 2002

 Table of Exhibits

 Exhibit Number                     Name of Exhibit
 --------------                     ---------------
 15.01                     Letter on unaudited interim financial
                           information (Filed herewith)