Form 10QSB
period 2002-03-31
DEMARCO ENERGY SYSTEMS OF AMERICA INC
filed 2002-05-15
CIK 1093993

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period ended March 31, 2002

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of May 14, 2002, the Company had outstanding 32,209,422 shares of its common stock, par value $0.001.

                                TABLE OF CONTENTS

 ITEM NUMBER AND CAPTION                                                 PAGE
 -----------------------                                                 ----

 PART I

   ITEM 1.    FINANCIAL STATEMENTS                                         3
   ITEM 2.    MANAGEMENT'S DISCUSSION AND PLAN OF OPERATIONS              13

 PART II

   ITEM 1.    LEGAL PROCEEDINGS                                           16
   ITEM 2.    CHANGES IN SECURITIES                                       16
   ITEM 3.    DEFAULTS UPON SENIOR SECURITIES                             16
   ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS         16
   ITEM 5.    OTHER INFORMATION                                           16
   ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K                            16

                                     PART I
ITEM 1. FINANCIAL STATEMENTS

Accountant's Review Report


To the Board of Directors of DeMarco Energy Systems of America, Inc. (A Development Stage Company)

We have reviewed the accompanying balance sheet of Demarco Energy Systems of America, Inc. as of March 31, 2002 and the related statements of operations for the quarters ended March 31, 2002 and 2001, the nine-months ended March 31, 2002 and 2001 and cumulative from inception (January 19, 1983), stockholders' capital for the quarters ended March 31, 2002 and 2001 and cumulative from inception (January 19, 1983), and cash flows for the nine-months ended March 31, 2002 and 2001 and cumulative from inception (January 19, 1983), in accordance with the Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of Demarco Energy Systems of America, Inc.

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


Robnett & Company, P.C.
Austin, Texas

May 8, 2002


                     DEMARCO ENERGY SYSTEMS of AMERICA, INC.
                          (A Development Stage Company)
                                 BALANCE SHEETS
                     AS OF MARCH 31, 2002 and JUNE 30, 2001


                                                                   Unaudited             Audited
                              ASSETS                                 As of                As of
                                                                 March 31, 2002       June 30, 2001
                                                                 --------------       -------------
Current Assets:
     Cash and Equivalents                                          $   435,538         $       261
     Restricted Escrow                                                       -             250,000
     Accounts Receivable                                                 3,040                 240
                                                                  -------------       -------------
Total Current Assets                                                   438,578             250,501
                                                                  -------------       -------------
Capital Assets:
     Fixtures, Fixtures and Equipment                                  170,882             165,335
     Less: Accumulated Depreciation                                   (155,397)           (150,134)
                                                                  -------------       -------------
          Total Fixed Assets                                            15,485              15,201
                                                                  -------------       -------------
Other Assets:
     Patent, net of Accumulated Amortization of $1,487
       and $991 at March 31, 2002 and June 30, 2001                      8,425               8,921
     Manuals, net of Accumulated Amortization of
       $4,500 and $3,000 at March 31, 2002 and June 30, 2001             5,500               7,000
     Deposits and Prepaids                                              12,628               1,000
                                                                  -------------       -------------
          Total Other Assets                                            26,553              16,921
                                                                  -------------       -------------
          TOTAL ASSETS                                             $   480,616         $   282,623
                                                                  =============       =============


                      LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES

Current Liabilities:
     Accounts Payable                                              $    49,842         $   159,299
     Cash Overdraft                                                          -               4,284
     Current Portion of Notes Payable                                    3,621              21,935
     Other Accrued                                                      52,363              72,566
                                                                  -------------       -------------
          Total Current Liabilities                                    105,826             258,084
                                                                  -------------       -------------
Long-Term Debt:
     Convertible Debentures                                          1,365,680             700,680
     Due to Shareholders                                               264,533             354,035
                                                                  -------------       -------------
          TOTAL LIABILITIES                                          1,736,039           1,312,799
                                                                  -------------       -------------

SHAREHOLDERS' EQUITY
     Common Stock, 100,000,000 Shares Authorized,
       Par $0.001, and 31,186,853 and 24,931,847
       shares issued at March 31, 2002 and June 30, 2001                31,187              24,932
     Additional Paid-In-Capital                                      3,603,436           2,520,006
     Retained Deficit Accumulated                                   (4,836,896)         (3,521,964)
     Subscriptions Receivable                                          (53,150)            (53,150)
                                                                  -------------       -------------
          TOTAL SHAREHOLDERS' EQUITY                                (1,255,423)         (1,030,176)
                                                                  -------------       -------------

          TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY               $   480,616         $   282,623
                                                                  =============       =============

See Notes to the Financial Statements.


                     DEMARCO ENERGY SYSTEMS of AMERICA, INC.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
                 FOR THE QUARTERS ENDED MARCH 31,2002 and 2001,
               THE NINE MONTHS ENDED MARCH 31, 2002 and 2001, AND
                  CUMULATIVE SINCE INCEPTION (JANUARY 19,1983)




                                                                                                     (Restated)     Cumulative from
                                               Unaudited         Unaudited         Unaudited         Unaudited         Inception
                                              Three Months      Three Months      Nine Months       Nine Months       (January 31,
                                                 ended             ended             ended             ended           1983) To
                                             March 31, 2002    March 31, 2001    March 31, 2002    March 31, 2001    March 31, 2002
                                             --------------    --------------    --------------    --------------    --------------
Revenues
      Royalty Fees                            $         -       $     5,051       $         -       $     5,051       $      71,040
      Sales                                             -                 -            54,170                 -             814,861
      Other Income                                      -                 1                 -               870              76,506
                                             --------------    --------------    --------------    --------------    --------------
         Total Revenue                                  -             5,052            54,170             5,921             962,407
      Less: Cost of Goods Sold                          -                 -          (42,836)                 -            (43,836)
                                             --------------    --------------    --------------    --------------    --------------
             Gross Margin                               -             5,052            10,334             5,921             918,571
                                             --------------    --------------    --------------    --------------    --------------

Costs and Expenses
      Selling and Administrative                  249,750            76,671           660,728           361,759           4,427,336
      Depreciation and Amortization                 2,136             4,255             7,258            12,765             161,383

      Interest                                   612,158             43,888           657,280           384,256           1,203,206
                                             --------------    --------------    --------------    --------------    --------------
      Total Costs and Expenses                   864,044            126,814         1,325,266           758,780           5,791,925
                                             --------------    --------------    --------------    --------------    --------------

Loss Before Extraordinary Item                 (864,044)          (121,762)       (1,314,932)         (752,859)         (4,873,354)

Extraordinary Items
      Foregiveness of Debt                             -                  -                 -                 -              66,356
                                             --------------    --------------    --------------    --------------    --------------

Loss from Continuing Operations                 (864,044)         (121,762)        (1,314,932)        (752,859)         (4,806,998)

Discontinued Operations
      Loss from Operations of Dis-
      continued Subsidiary (Cyberlink)                  -                 -                  -                -            (10,032)
      Loss on Disposal of Assets
      of Subsidiary (Cyberlink)                         -                 -                  -                -            (19,866)
                                             --------------    --------------    --------------    --------------    --------------

Net Loss                                      $ (864,044)       $ (121,762)       $(1,314,932)      $ (752,859)       $ (4,836,896)
                                             ==============    ==============    ==============    ==============    ==============

      Earnings Per Share - Basic              $   (0.028)       $   (0.005)       $    (0.042)      $   (0.030)
                                             ==============    ==============    ==============    ==============
      Earnings Per Share - Fully Diluted      $   (0.017)       $   (0.004)       $    (0.025)      $   (0.022)
                                             ==============    ==============    ==============    ==============

See Notes to the Financial Statements.


                     DEMARCO ENERGY SYSTEMS of AMERICA, INC.
                          (A Development Stage Company)
                 STATEMENTS OF CHANGES in STOCKHOLDERS' CAPITAL
                        FROM INCEPTION TO MARCH 31, 2002


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

                                                                                                          Retained
                                                                                                           Deficit
                                                                                                         Accumulated
                                   Common Stock       Shares of        Additional                         During the
                                      at Par         Common Stock      Paid - In      Subscriptions      Development
                                     $(0.001)         Outstanding       Capital        Receivable           Stage           Total
                                   ------------      ------------      ----------     -------------     ------------     -----------
Balance at June 30, 1995                 20,465        20,464,990       1,421,036                 -      (1,142,550)         298,951

Issuance of 393,590                         394           393,590         212,639                 -                -         213,033
Shares of Common Stock

Net Loss                                      -                 -               -                 -        (214,625)       (214,625)
                                   ------------      ------------      ----------     -------------     ------------     -----------
Balance at June 30, 1996                 20,858        20,858,580       1,633,676                 -      (1,357,175)         297,359

Issuance of 10,315,560                   10,316        10,315,560         329,298                 -                -         339,614
Shares of Common Stock

Subscriptions Receivable                      -                 -               -         (189,080)                -       (189,080)

Net Loss                                      -                 -               -                 -        (150,866)       (150,866)
                                   ------------      ------------      ----------     -------------     ------------     -----------
Balance at June 30, 1997                 31,174        31,174,140       1,962,974         (189,080)      (1,508,041)         297,027

Issuance of 446,000                         446           446,000         141,792          (15,800)                -         142,238
Shares of Common Stock

Net Loss                                      -                 -               -                 -        (439,498)       (439,498)
                                   ------------      ------------      ----------     -------------     ------------     -----------
Balance at June 30, 1998                 31,620        31,620,140       2,104,766         (204,880)      (1,947,539)        (16,033)

Redemption of 9,166,483                 (9,166)       (9,166,483)         119,126           (5,650)                -         109,960
Shares of Common Stock

Net Loss                                      -                 -               -                 -        (216,840)       (216,840)
                                   ------------      ------------      ----------     -------------     ------------     -----------
Balance at June 30, 1999                 22,454        22,453,657       2,223,892         (210,530)      (2,164,379)       (122,913)

Issuance of 383,757                         384           383,757          20,436                 -                -          20,820
Shares of Common Stock

Net Loss                                      -                 -               -                 -        (270,669)       (270,669)
                                   ------------      ------------      ----------     -------------     ------------     -----------
Balance at June 30, 2000                 22,838        22,837,414       2,244,328         (210,530)      (2,435,048)       (378,412)

Issuance of 2,094,433                     2,094         2,094,433        (57,589)           157,380                -         101,885
Shares of Common Stock

Beneficial Conversion Feature                 -                 -         333,267                 -                -         333,267
of Convertible Debt

Net Loss - Restated                           -                 -               -                 -      (1,086,916)     (1,086,916)
                                   ------------      ------------      ----------     -------------     ------------     -----------

Balance at June 30, 2001           $     24,932        24,931,847      $2,520,006     $    (53,150)     $(3,521,964)    $(1,030,176)

Issuance of 773,300 Shares of
Common Stock (Unaudited)                    773           773,300           (773)                 -                -               -

Net Loss (Unaudited)                          -                 -               -                 -        (176,601)       (176,601)
                                   ------------      ------------      ----------     -------------     ------------     -----------

Balance at September 30, 2001      $     25,705        25,705,147      $2,519,233     $    (53,150)     $(3,698,565)    $(1,206,777)
(Unaudited)

Issuance of 1,509,645 Shares              1,510         1,509,645         321,391                 -                -         322,901
of Common Stock

Net Loss (Unaudited)                          -                 -               -                 -         (53,150)       (274,284)
                                   ------------      ------------      ----------     -------------     ------------     -----------

Balance at December 31, 2001       $     27,215        27,214,792      $2,840,624     $    (53,150)     $(3,972,851)    $(1,158,162)
(Unaudited)

Issuance of 3,972,061 Shares              3,972         3,972,061         173,338                 -                -         177,310
of Common Stock

Beneficial Conversion Feature                 -                 -         589,474                 -                -         589,474
of Convertibe Debt

Net Loss (Unaudited)                          -                 -               -                 -        (864,044)       (864,044)
                                   ------------      ------------      ----------     -------------     ------------     -----------
Balance at March 31, 2002           $    31,187        31,186,853      $3,603,436     $    (53,150)     $(4,836,896)    $(1,255,423)
(Unaudited)                        ============      ============      ==========     =============     ============     ===========

See Notes to the Financial Statements


                     DEMARCO ENERGY SYSTEMS of AMERICA, INC.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                   FOR THE NINE MONTHS MARCH 31, 2002 and 2001
                AND CUMULATIVE FROM INCEPTION (JANUARY 19, 1983)


                                                                    Unaudited           Unaudited
                                                                   Nine Months         Nine Months          Unaudited
                                                                      Ended               Ended             Cumulative
                                                                  March 31, 2002      March 31, 2001      From Inception
                                                                  --------------      --------------      --------------
Cash flows from operating activities:
     Net Loss                                                     $ (1,314,932)       $   (752,859)       $ (4,836,896)

Adjustments to reconcile net loss to net
cash Provided (used) by operating activities:
     Depreciation and Amortization                                        7,259              12,765             161,384

Changes in operating assets and liabilities:
     (Increase) Decrease in Accounts Receivable                         (2,800)               3,001             (3,041)
     Increase in Prepaid and Other Assets                              (11,628)                   -            (12,628)
     Increase (Decease) in Accounts Payable                           (113,741)              96,545              45,558
     Increase  (Decrease) in Accrued Liabilities                        129,434             (1,775)             206,284
     Non-cash Interest from Issuance of Debenture Bonds                 589,474             333,267             922,741
     Non-cash Penalties to Funding Agency                                90,000                   -              90,000
                                                                  --------------      --------------      --------------
     Total Adjustments                                                  687,998             443,803           1,410,298
                                                                  --------------      --------------      --------------
    Net Cash Used by Operating Activities                             (626,934)           (309,056)         (3,426,598)
                                                                  --------------      --------------      --------------
Cash flows from investing activities:
     Patent                                                                   -                   -             (9,912)
     Manuals Development                                                      -                   -            (10,000)
     Property and Equipment Additions                                   (5,547)             (4,410)           (170,881)
     Decrease (Increase) Restricted Cash                                250,000           (250,000)                   -
                                                                  --------------      --------------      --------------
     Net Cash Provided (Used) by Investing Activities                   244,453           (254,410)           (190,793)
                                                                  --------------      --------------      --------------

Cash flows from financing activities:
    Proceeds (Repayments) from Long - Term Debt                        (18,314)            (87,341)               3,621
    Proceeds from Notes to Shareholders                                  76,072              46,691             430,107
    Proceeds from Convertible Debentures                                700,000             583,680           1,400,680
    Proceeds from Issuance of Common Stock                               60,000                   -           2,218,521
                                                                  --------------      --------------      --------------
     Net Cash Provided by Financing Activities                          817,758             543,030           4,052,929
                                                                  --------------      --------------      --------------

Net increase (decrease) in Cash and Cash Equivalents                    435,277            (20,436)             435,538

Cash and Cash Equivalents at the Beginning of the Period                    261              23,213                   -
                                                                  --------------      --------------      --------------

Cash and Cash Equivalents at the End of the Period                $     435,538       $       2,777       $     435,538
                                                                  ==============      ==============      ==============

Supplemental Disclosures of Cash Flow Information:
Cash Paid During the Period for Interest Expense                  $       1,052       $       9,560       $     147,037
                                                                  ==============      ==============      ==============

Non-cash Investing and Financing Activities:
Conversion of Debt to Equity                                      $     349,512       $           -       $     349,512
                                                                  ==============      ==============      ==============

See Notes to the Financial Statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2002
                                   (Unaudited)


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

During the fiscal year ending June 30, 1999, the Company filed an application with the United States Patent Office for a patent covering a heat pump system using gray water sources, reclaimed water sources and other non-potable water sources. Costs of approximately $20,000 related to the patent application have been capitalized. At March 31, 2002, the patent had not been granted and the eventual approval or denial of this patent application is indeterminable at this time.

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

Cash and Cash Equivalents

Holdings of highly liquid investments with maturities of three months or less when purchased are considered to be cash equivalents. The carrying amount reported in the balance sheet for cash and cash equivalents approximates its fair value. The Company, at times, maintains cash balances in excess of federally insured amounts. No losses on these funds have been realized at March 31, 2002 or the date of this report.


Royalty Fee Arrangements

The Company has contracted with Florida Heat Pump Manufacturing, Inc. of Fort Lauderdale, Florida for the manufacture and distribution of a water source heat pump.

The Company has no obligation under the agreement with Florida Heat Pump Manufacturing, Inc. to provide warranty or servicing services either financially or otherwise for the equipment sold.


Revenue and Cost Recognition

Revenue    from    construction    contracts    is    recognized    using    the
percentage-of-completion method, measured for each contract by the percentage of costs incurred-to-date to estimated total costs at completion.


Advertising

The Company's policy is to expense advertising costs as the costs are incurred. Advertising costs of $6,320 and $16,390 have been expensed for the quarter and nine-month period ended March 31, 2002, respectively.


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


 Note B - Convertible Debt Issuance
 ----------------------------------

The company has outstanding, $1,365,680 in convertible debenture bonds at March 31, 2002.

Bonds with principal value of $195,680 bear interest at 8% per year payable after being held for two years, and are convertible into the Company's common stock at fixed conversion rates ranging from $0.10 to $0.45 per share of common stock, which at date of issuance, approximated the fair value of the common stock. There is not a beneficial conversion feature associated with these bonds.

Bonds with principal value of $470,000 bearing interest at 10% and maturing September 26, 2001, contain a beneficial conversion feature which allows the holder to convert the bond's principal value plus accrued interest into shares of common stock at the lesser of $0.34 per share and the average of the lowest three days in the last ten trading days preceding the conversion at a forty (40) percent discount and are convertible at the date of issuance. Interest of $333,267 was calculated as a function of the excess of market value over the discounted conversion rate of common stock at the date of issuance and was expensed on that date.

Bonds with principal value of $700,000 bearing interest at 10%, secured by the present and future assets, revenues, and patent rights of the Company, and maturing on March 31, 2003, contain a beneficial conversion feature which allows the holder to convert the bond's principal value plus accrued interest into shares of common stock at the lesser of $0.15 per share and the average of the lowest three days in the last ten trading days preceding the conversion at a forty (40) percent discount and are convertible at the date of issuance. Interest of $589,474 was calculated as a function of the excess of market value over the discounted conversion rate of common stock at the date of issuance and was expensed on that date.

At March 31, 2002, $52,071 of interest was accrued in relation to the debentures bonds payable. During the quarter ended March 31, 2002, debenture bonds and accrued interest of $17,500 and $363, respectively, were converted into 424,990 shares of common stock. The bonds are expected to be converted into shares of common stock at dates, which could exceed one year from the date of report. The debenture bonds are not classified as current debt.


 Note C - Notes Payable
 ----------------------

Notes payable, relating to long-term leasing contracts and collateralized by computer systems and other leased equipment, were originally capitalized at $128,384 and have been fully depreciated. The notes bear interest at rates ranging from 12-18.55% and mature in the year ended June 30, 2002. Outstanding principal at March 31, 2002 is $3,621.


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


 Note E - Earnings (Loss) per Common Share
 -----------------------------------------

Earnings (Loss) per common share are computed by dividing net losses by the weighted average number of common share outstanding during the quarter. The weighted average number of common shares outstanding during the quarter ended March 31, 2002 was approximately 31,186,853 shares. The fully diluted number of shares outstanding for the quarter ended March 31, 2002 was 52,091,143.


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


 Note G - Related Party Transactions
 -----------------------------------

The president of the company has advanced cash to the Corporation to fund operational deficits. The president converted $99,000 of debt into 1,650,000 shares of common stock during the quarter ended December 31, 2001. The loans bear interest at 8% and $29,600 and $295 of principal and interest, respectively, has been accrued at March 31, 2002.

Additionally, the president is deferring salary form the Corporation at the rate of $175,000 per annum. At March 31, 2002, $231,933 of deferred salary has been accrued.

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


 Note I - Going Concern
 ----------------------

As shown in the accompanying financial statements, the Company incurred net operating losses of ($864,044) and ($121,762) for the quarters ended March 31, 2002 and 2001, which raise substantial doubt about the Company's ability to continue as a going concern. The Company's management intends to raise capital through equity offerings and expects that $1,365,680 of convertible debenture bonds payable will be converted to common stock. The Company's management has also increased their marketing efforts to raise revenues. The financial statements do not include any adjustments that might be necessary if the Corporation is unable to continue as a going concern.


 Note J - Restated Financial Statements
 --------------------------------------

The interest expense as reported in the previously reported September 30, 2000 financial statements did not include $333,267 of interest expense related to the issuance of the convertible debenture bonds. The nine-month period ended March 31, 2001 has been restated and includes $333,267 of interest expense calculated as a function of the beneficial conversion feature of the convertible debenture bonds (Note B).

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

         We  provide   energy   solutions   for   commercial   and   residential
applications. We sell a highly efficient heating/cooling system called the "Energy Miser". The Energy Miser is a patented geothermal heat pump system utilizing the municipal water main or any other underground piping loop to heat, cool and provide domestic hot water for buildings

         Our patent revolves around the interface with a municipal water main and has three basic components. We begin by taking water out of the municipal water main and running it through a heat exchanger and returning the water to the municipal water main; then the water running through a heat exchange device; and lastly that heat exchange device being an integral part of a geothermal heat pump. Our patent consists of all three of these components connected together in a specific series. The patent is, therefore, primarily an installation technology and will expire on September 3, 2005.

         We have confronted significant obstacles in the marketing of the Energy Miser because of local governmental interpretation and regulation. These water regulations vary from one local government agency to the next but most are concerns over contamination of the local potable water supply. Our system requires a constant flow of water, the volume of which must increase as the amount of space to be air-conditioned and or heated increases. For many applications, this requires connecting into the public water supply to gain access to "main" water lines. Public officials in charge of maintaining public water supplies often challenge any such tapping into the public potable water supply, which has severely hampered our marketing efforts to date.

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


Financial Condition and Changes in Financial Condition

Overall Operating Results:

         Three months ended March 31, 2002 compared to three months March 31, 2001:

         We had no revenue for the current year quarter. We had royalty revenue of $5,100 for the prior year quarter.

         Our operating expenses for the quarter ended March 31, 2002 totaled $864,000. Interest expense for the current quarter was $612,200 and was incurred in connection with the convertible debentures issued in the year 2000 and the recent issuance in March 2002 of an additional $700,000 of convertible debentures. Legal and professional fees incurred for the prior registration and the currently filed registration of the securities underlying the convertible debentures with the Securities and Exchange Commission were $153,600. In addition, these legal expenses included the negotiation and preparation of the documents underlying the convertible debentures. Our regular operating expenses which includes payroll, rent, travel, etc. totaled approximately $98,200 for the quarter.

         Operating expenses for the quarter ended March 31, 2001 were $126,800. Interest expense on our outstanding debentures was $43,900. The other primary area of expenses incurred were for professional fees as they relate to fees incurred in connection with the SB-2 Registration Statement filing and the filing of our annual 10KSB and quarterly filing of our 10QSB as well as for general corporate matters. Payroll totaled $34,600 and advertising expenses were $6,600.

         We incurred a net loss for the current quarter of $864,000 as compared to a net loss of $121,800 from continuing operations for the prior year quarter. We plan to continue to focus our expenditures on marketing efforts for the foreseeable future. These losses were incurred primarily because of the costs and expenses cited above.


Liquidity and Capital Resources:

         We have no current source of revenue or capital and have recently been financed by loans from our President and Chief Executive Officer, Victor DeMarco. As of March 31, 2002 we are indebted to Mr. DeMarco in an amount of $264,500 for these loans and his deferral of salary. In addition, we have been financed by the issuance of convertible debentures.

         On March 26, 2002, we entered into an agreement with AJW Partners, LLC, New Millennium Capital Partners II, LLC, Pegasus Capital Partners, LLC and AJW/Mew Millennium Offshore Ltd. (the "2002 Debenture Holders") for the private placement of $1,000,000 of the Company's Secured Convertible Debentures. These debentures are convertible into shares of the Common Stock of the Company based on the formulas listed below. The funding of the debentures will occur in two phases with the first $700,000 (less legal expenses and consulting fees of $92,000) being received by the Company on March 28, 2002. Provided certain conditions are satisfied, the remaining $300,000 will be funded within 5 days following the effective registration with the Securities and Exchange Commission of the securities underlying the Debentures. The Company will utilize the funds for marketing and sales promotion, internal corporate infrastructure development and general operating expenses.

The primary terms of the 2002 Convertible Debentures are as follows:

     o    Entire principal amount will mature on March 25, 2003.

     o Debentures bear 10% interest per annum with interest payments due quarterly.

     o Interest to be paid in cash or added to the principal amount of the debentures.

     o The 2002 Debenture Holders have the option to convert any unpaid principal into shares of the Company's Common Stock at any time after the original issue date (subject to certain limitations).

     o The conversion price per share in effect on any conversion date shall be the lesser of (1) $0.15 per share and (2) 60% of the average of the lowest three inter-day trading prices during the ten trading days immediately preceding the applicable conversion date.

     o The debentures bear a mandatory prepayment penalty of 130% of the principal and all accrued interest being prepaid.

     o The debentures are secured by all unpledged assets of the Company including our current and pending patents.

     o    The  Company  will  file  a  SB-2  Registration   Statement  with  the
          Securities  and  Exchange   registering   210%  of  the  Common  Stock
          underlying the debentures.

         We had an unrestricted cash balance of $435,500 at March 31, 2002 as compared to a cash balance of $300 at June 30, 2001. At June 30, 2001, we also had $250,000 of cash being held in escrow. Subsequent to June 30, 2001, this restricted cash was released to the Company for use in its operations. In addition, we have outstanding convertible debentures in the amount of $1,365,700 as of March 31, 2002. We anticipate that substantially all of these debenture holders will convert their indebtedness into shares of our Common Stock over time. We anticipate that we will need additional funding to substantially increase our marketing presence for the foreseeable future. We cannot assure you that these efforts will have the desired effect of increasing sales or profitability.


New Accounting Pronouncements

         In June 2001, the Financial Accounting Standards Board ("FASB") issued Statements of Financial Accounting Standards No. 141 "Business Combinations" ("SFAS 141") and No. 142 "Goodwill and Other Intangible Assets ("SFAS 142"). The company does not believe that the adoption of these statements will have a material effect on its financial position, results of operations or cash flows.

         In June 2001, the FASB also approved for issuance SFAS 143 "Asset Retirement Obligations." The company will adopt the statement effective no later than January 1, 2003, as required. At this time, the company does not believe that the adoption of this statement will effect its financial position, results of operations or cash flows.

         In October 2001, the FASB also approved SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS 144 replaces SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." The provisions of Statement 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001, and, generally, are to be applied prospectively. At this time, the company cannot estimate the effect of this statement on its financial position, results of operations or cash flows.


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

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

         In January 2002, we sold 395,000 restricted shares of our Common Stock in a private placement to Mr. Phillip Peterson. Total proceeds to the Company were $59,250. We believe that the issuance of shares of Common Stock in the Placement was exempt from the registration requirements of the Securities Act under Rule 506 adopted thereunder. There was no underwriter involved in the private placement.

         During the quarter ended March 31, 2002 we issued 5,000 restricted shares of our Common Stock to Mr. Kenneth Bates for consulting services performed. These services were valued at $700 or $0.14 per share. We believe that the issuance of such shares was exempt from registration requirements of the Securities Act under Section 4(2) of the Securities Act.

         During the quarter ended March 31, 2002 we issued 225,000 restricted shares of our Common Stock to NIR Group for consulting services performed in connection with the issuance of the $1,000,000 of convertible debentures dated March 26, 2002. We believe that the issuance of such shares was exempt from registration requirements of the Securities Act under Rule 506 of Regulation D and Section 4(2) of the Securities Act.

         On April 9, 2002, Ms. Lanelle Gillreath converted her debenture into 5,830 shares of our Common Stock at $0.10 per share.

         On April 9, 2002, we issued 60,000 our Common Stock to Ms. Stacy Kelcher for services rendered. These services were valued at $0.05 per share.

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

                          (Registrant)   DEMARCO ENERGY SYSTEMS OF AMERICA, INC.
                                   By:   /s/  Victor M. DeMarco
                                         ---------------------------
                                         Victor M. DeMarco, President/ Chief
                                         Operating Officer

                                 Date:   May 15, 2002

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                                   By:   /s/  Victor M. DeMarco
                                         ---------------------------
                                         Victor M. DeMarco, President/ Chief
                                         Operating Officer

                                 Date:   May 15, 2002

Table of Exhibits

Exhibit Number                     Name of Exhibit

   15.01                    Letter on unaudited interim financial
                            information (Filed herewith)