Form 10KSB
period 2002-06-30
DEMARCO ENERGY SYSTEMS OF AMERICA INC
filed 2002-09-30
CIK 1093993

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-KSB

                 ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                     FOR THE FISCAL YEAR ENDED JUNE 30, 2002
                        COMMISSION FILE NUMBER 000-28283

                     DEMARCO ENERGY SYSTEMS OF AMERICA, INC.
               --------------------------------------------------
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

         Check if there is no  disclosure  of  delinquent  filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy of information statements incorporated by reference in Part 10-KSB or any amendment to this Form 10-KSB. [X]

         State issuer's revenues for its most recent fiscal year: $78,660.

         State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock as of a specified date within the past 60 days: As of September 27, 2002, the aggregate market price of the voting stock held by non-affiliates was approximately $322,400.

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of September 27, 2002, the Company had outstanding 33,082,159 shares of its common stock, par value $0.001.

                                TABLE OF CONTENTS

 ITEM NUMBER AND CAPTION                                               PAGE
 -----------------------                                               ----

 PART I

   ITEM 1.   DESCRIPTION OF BUSINESS                                     3
   ITEM 2.   DESCRIPTION OF PROPERTY                                     6
   ITEM 3.   LEGAL PROCEEDINGS                                           7
   ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF
             SECURITY HOLDERS                                            7

 PART II

   ITEM 5.   MARKET FOR REGISTRANTS COMMON EQUITY AND
             RELATED STOCKHOLDER MATTERS                                 7
   ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION OR PLAN OF OPERATION                    8
   ITEM 7.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA                11
   ITEM 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
             ON ACCOUNTING AND FINANCIAL DISCLOSURE                     20

 PART III

   ITEM 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND
             CONTROL PERSONS: COMPLIANCE WITH SECTION 16(a)
             OF THE EXCHANGE ACT                                        20
  ITEM 10.   EXECUTIVE COMPENSATION                                     20
  ITEM 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
             OWNERS AND MANAGEMENT                                      20
  ITEM 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS             21
  ITEM 13.   EXHIBITS AND REPORTS ON FORM 8-K                           21

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

         Due to the reluctance in obtaining government approval to tap into municipal water mains, in January 2002 we began marketing our products using traditional ground loop installations. Traditional geothermal heat pumps use the heat absorbing, or heat supplying, capacity of large bodies of water such as lakes, ponds, water wells or specially constructed networks of pipe called ground loops. This traditional application is intended to complement our patented 'Energy Miser' municipal water heat pump technology.

         We believe ground loop installations are one of the most advanced efficient heating and cooling systems to have emerged in the market yet they utilize the same geothermal exchange process as seen in the DeMarco ground loop system. These systems are ground-source heat pumps, which move or transfer heat with the earth itself as opposed to outside air. Because the year-round earth temperature remains relatively constant, geothermal systems do not have to contend with the freezing air temperatures that plague air-source heat pumps during winter months. This allows for a more efficient operation than air-source systems and usually without the use of resistance heat. Since these systems are utilizing the constant earth temperatures to operate, the resultant temperatures in the home are uniform and constant.

         Since there is no combustion in the process, geothermal systems like the DeMarco ground loop system present no danger from fire, smoke, explosion or indoor pollutants like carbon monoxide. Furthermore, the DeMarco ground loop system has the ability to provide low-cost domestic hot water, thus increasing operating efficiency even further. The DeMarco ground loop system is generally
2.5 to 4 or more times more efficient than resistance heating and water heating alone. Because the DeMarco ground loop system has no outdoor unit (as with central air conditioners or air-source heat pumps), there are no weather-related maintenance problems. Although the initial installation cost may be slightly higher because of the necessary underground connections for heat transfer to and from the earth, we believe that the increased efficiency of the DeMarco ground loop system will result in an overall long-term energy savings for the consumer. The DeMarco ground loop system provides lower operating and maintenance costs and greater comfort than other heating and cooling systems. The market for this product will be nationwide; all sales will be handled out of the Austin office with assistance from our network of Florida Heat Pump sales representatives.

         To complement our energy efficient systems, in May 2002, we completed the purchase of substantially all of the assets of Baker's Filter Service, Inc. ("BFS"), a Waco Texas based heating and air conditioning filter service company, for a purchase price of $150,000. BFS sells, installs and provides monthly maintenance services for air filters used by retail and commercial businesses in connection with their heating and air conditioning systems. For many businesses this is one of the most neglected maintenance items yet potentially one of the most costly. Clogged or neglected air filters restrict air flow, which can result in high energy bills, dirty coils, and in the worst cases, compressor burn out. For a monthly maintenance fee, we will install, maintain and change out a business's air filter, resulting in potentially significant savings. We initially maintained the BFS name for this segment of our business, but transferred all filter sales, billing, accounts receivable and customer contact to our headquarters offices in Austin, Texas. We hope to expand this new services segment of our business by acquiring companies similar to BFS located in other geographic areas or by franchising the air filter maintenance business to independent distributors who would handle the actual maintenance while we completed the centralized tasks listed above for a pre-determined percentage fee.

         A DeMarco Energy Systems of America, Inc. filter services franchise distributorship (through DeMarco Filter Services (DFS)), is a unique opportunity in which the distributor is able to start a business with a positive cash flow and a substantial profit from the very first day. DFS has uniquely packaged the filter service business so that a distributor can purchase, operate, pay for, and manage their own business. A filter service business is a business in which the distributor changes the air filters for almost any air flow system.

         A DFS distributorship will cost $150,000 and we estimate that it will return a cash flow of at least $40,000 per year to the owner after all expenses and franchise note payments. The DFS distributorship concept allows the distributor the freedom to expand and grow their business while enjoying a great cash flow. It is expected that all distributorships will grow at a rate of 20% per annum, however we can give no assurances that such cash flows or growth factors will occur.

         The DFS distributorship will be a turnkey operation in which the distributor will start with all the sales, tools, inventory and equipment necessary (on the very first day) to operate the business. The typical loan for the rights to a franchise will require a small down payment and a pay-back period of five years on the loan. DFS has a unique buy-back feature and right of first refusal feature that greatly minimizes the risk of the loan. The distributor has to maintain only a small amount of working capital. DFS will provide management assistance to include accounts receivable, accounting, bookkeeping, sales and payroll reports, new sales assistance, installation assistance and most other management assistance that may be required.

         We have many competitors in the heating/cooling system business, many of whom are large with well-known brands and manufacture their own systems. While we believe our system is different from our competition, because of the relative financial strength of these competitors, we may not be afforded the opportunity to demonstrate the advantages of our system over competitors' systems and as such, sales will not materialize and we might not be able to continue our business.

         In the filter system business most of our competitors are small, local family owned operations. These filter businesses provide approximately the same service, the same filter media and the same pricing structure as DFS. The competition generally maintains an office and incurs overhead. We believe the significant advantages of the DFS distributorship is the low overhead that allows for a higher profit and a more competitive pricing structure.


ITEM 2.  DESCRIPTION OF PROPERTY

         We occupy approximately 2,197 square feet of office space at 12885 Hwy 183, Suite 108-A, Austin, Texas 78750. We own no property other than office furniture, equipment, software and the patent for the Energy Miser System.

Employees

         We currently employ 4 full time people. It is anticipated that we will need additional personnel to meet the demands of the projected market over the next five years. We recently hired a manager for filter sales and a manager for geothermal energy system sales.


ITEM 3.  LEGAL PROCEEDINGS

         We are not a party to any material legal proceedings, and no material legal proceedings have been threatened by or, to the best of our knowledge, against us.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On November 30, 2001, we held an annual shareholders meeting in Austin, Texas. The following proposals were presented and approved by a majority of the voting shareholders:

         On Proposal #1 To elect three (3) directors to serve until the next succeeding annual meeting and until their respective successors are elected and qualified; Victor M. DeMarco President & CEO, John W. Adams Vice President Sales & Marketing and Mary L. DeMarco Secretary, the motion passed.

         On proposal #2 Proposal to Ratify the Appointment by the Board of Directors of Robnett & Company, P.C. as independent certified public accounts of the company for fiscal year ending June 30, 2002, the motion passed.


                                    PART II


ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS

MARKET FOR COMMON STOCK

         The common stock is traded in the over-the-counter market and quoted on the OTC EBB under the symbol "DMES" and quoted in the pink sheets published by the National Quotations Bureau. Since 1990, from time to time, a very small number of securities broker-dealers published only intermittent quotations for the Common Stock, and there was no continuous, consistent trading market. The trading volume in the Common Stock has been and is extremely limited. During the above period, the limited nature of the trading market created the potential for significant changes in the trading price for the Common Stock as a result of relatively minor changes in the supply and demand for Common Stock and perhaps without regard to our business activities. Because of the lack of specific transaction information and our belief that quotations during the period were particularly sensitive to actual or anticipated volume of supply and demand, we do not believe that such quotations during this period are reliable indicators of a trading market for the Common Stock.

         The market price of our common stock may be subject to significant fluctuations in response to numerous factors, including: variations in our annual or quarterly financial results or those of our competitors; conditions in the economy in general; announcements of key developments by competitors; loss of key personnel; unfavorable publicity affecting our industry or us; adverse legal events affecting us; and sales of our common stock by existing stockholders.

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


                     QUARTER ENDED                  HIGH      LOW
        ------------------------------------        ----      ---

        June 30, 2002                                .24      .04
        March 31, 2002                               .24      .05
        December 31, 2001                            .25      .05
        September 30, 2001                           .23      .05
        June 30, 2001                                .28      .09
        March 31, 2001                               .22      .09
        December 31, 2000                            .43      .13
        September 30, 2000                           .76      .31
        June 30, 2000                               .875     .281
        March 31, 2000                              .531     .125

         As of September 27, 2002, there were approximately 1,500 holders of record of our Common Stock including stock held in street name.

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

Transfer Agent

         The transfer agent for our Common Stock is Fidelity Transfer Company, 1800 South West Temple, Salt Lake City, Utah 84115.

RECENT SALES OF UNREGISTERED SECURITIES

         On September 13, 1999, we completed a private placement (the "Placement") of 696,852 shares of our Common Stock to 33 individual and institutional investors. The aggregate sales proceeds of the Placement were $174,300. We believe that the issuance of shares of Common Stock in the Placement was exempt from the registration requirements of the Securities Act under Rule 506 under the Securities Act. There was no underwriter involved and all persons acquiring the stock were accredited investors.

         During the eight-month period from January through August 2000, we issued a series of convertible debentures bearing 8% interest. A total of $229,380 was raised from this issuance. The debentures mature in 24 months from the time of issue. Interest payments are calculated quarterly and totaled upon conversion and included in the stock distribution. The debentures carry various conversion privileges ranging from $0.10 to $0.45 a share. The debenture holders have the right to convert any or all of the principal into our Common Shares at any time after the first 12 months from issuance. If all debenture holders elect to convert, we will issue approximately 1,200,000 shares of our Common Stock to the holders and be relieved of the debt. We believe that the issuance of shares of Common Stock in the Placement was exempt from the registration requirements of the Securities Act under Rule 506 adopted thereunder. There was no underwriter involved and all persons offered and acquiring the debentures were accredited investors. As of June 30, 2002, 15 of these Debenture Holders (a total of $122,760 in principal) have converted their debentures into a total of 415,436 shares of restricted common stock.

         On September 26, 2000, we entered into an agreement with AJW Partners, LLC and New Millennium Capital Partners II, LLC for the private placement of $500,000 of our Secured Convertible Debentures. These debentures are convertible into shares of our Common Stock. We received the $500,000 (less legal and consulting fees of $45,000) on September 27, 2000. If all debenture holders elect to convert, we will estimate that we will issue approximately 6,838,700 shares of our Common Stock to the holders and will be relieved of the debt. Since the debentures were sold in a private transaction, solely to accredited institutional investors, we believe that the issuance of the debentures was exempt from registration requirements of the Securities Act under Rule 506 of Regulation D and Section 4(2) of the Securities Act.

         Mr. Victor DeMarco, the Company's controlling shareholder and Chief Executive Officer and director had personally loaned us approximately $99,000 through the period ended June 30, 2000. On September 29, 2000, Mr. DeMarco converted this entire debt into 1,650,000 shares of our Common Stock at a conversion price of $0.06 per share. In addition, Mr. Victor DeMarco had personally loaned us approximately $159,000 from July 1, 2000 through the period ended December 31, 2001. During the quarter ended March 31, 2002, Mr. DeMarco converted this entire debt into 3,174,940 shares of our Common Stock at a conversion price of $0.05 per share. Because Mr. DeMarco is an officer and director of DeMarco Energy, we believe the issuance of shares to Mr. DeMarco was exempt from the registration requirements of the Securities Act under Rule 506 of Regulation D and Section 4(2) of the Securities Act.

         Mr. Peter Des Camps, formerly our Senior Vice President of Corporate Development also serves as President and Chief Executive Officer for Lead Capital Ventures ("LCV"), a private investment company formed in 1999. LCV paid a debt of DeMarco Energy in the amount of $20,000 and acquired the Common Stock conversion rights associated with that debt. The conversion rights were at $0.156 per share, which resulted in 133,333 shares of Common Stock being issued to LCV. This transaction occurred on September 29, 2000. Because LCV is an accredited institutional investor and Mr. Descamps was an officer of DeMarco Energy, we believe this transaction was exempt from registration requirements of the Securities Act under Rule 506 of Regulation D and Section 4(2) of the Securities Act.

         In January 2002, we sold 395,000 restricted shares of our Common Stock in a private placement to Mr. Phillip Peterson, a sophisticated accredited investor. Total proceeds to the Company were $59,250. We believe that the issuance of shares of Common Stock in the Placement was exempt from the registration requirements of the Securities Act under Section 4(2) and Rule 506 adopted thereunder. There was no underwriter involved in the private placement.

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

         On March 26, 2002, we entered into an agreement with AJW Partners, LLC, New Millennium Capital Partners, II, LLC, Pegasus Capital Partners, LLC and AJW/New Millennium Offshore, Ltd. for the private placement of $1,000,000 of the Company's 2002 Convertible Debentures. These Debentures are convertible into shares of our common stock. We received $700,000 (less legal and consulting fees of $92,000) on March 28, 2002. Provided certain conditions are satisfied by the Company, the remaining $300,000 will be funded within 5 days following the effective registration statement with the Securities and Exchange Commission of the 2002 Convertible Debentures. The remaining $300,000 was funded in July 2002 upon the effective registration. If all 2002 Debenture Holders elect to convert, we estimate that we will issue approximately 12.8 million shares of our common stock (based on a conversion price of $.078 per share. Since the 2002 Convertible Debentures were sold in a private transaction, solely to accredited institutional investors, we believe that the issuance of the 2002 Convertible Debentures was exempt from registration requirements of the Securities Act under Rule 506 of Regulation D and Section 4(2) of the Securities Act.

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

Financial Condition and Changes in Financial Condition

Overall Operating Results:

         Fiscal year ended June 30, 2002 compared to fiscal year ended June 30, 2001:

         We had gross Energy Miser revenues of $72,400 for the fiscal year ended June 30, 2002. Prior year Energy Miser revenues were $5,100. Cost of sales for the Energy Miser for the current year were $59,000 which resulted in a gross margin of $13,400 or 18.5%. The purchase of the filter business in late May 2002 resulted in one month of sales of $6,300 and a gross margin of $5,300 or 84.4%. We anticipate that filter sales will contribute significantly to our operations for the fiscal year ending June 30, 2003 and thereafter, however, we can give no assurance that such sales will develop.

         Our total expenses for the current year were $2,012,800 versus $1,092,000 for last year, which represents an increase of $920,800 or 84.3%. The expenses with the largest increases during the current year as compared to the prior year were as follows:

     o Interest expense was $1,078,400 for the current year as compared to $410,800 for the prior year period. For the fiscal year June 30, 2002 we incurred $987,000 in non-cash interest in connection with the issuance of the convertible debentures (See "Liquidity and Capital Resources"). This interest amount was calculated as a function of the excess of market value over the discounted conversion rate of common stock at the date of issuance and was expensed on those dates. We also incurred $81,200 of non-cash interest on debentures that do not have a beneficial conversion feature. Interest expense for the fiscal year ended June 30, 2001 included $77,500 incurred in connection with the convertible debentures we issued throughout calendar year 2000. In addition, we incurred $333,300 in non-cash interest charges to reflect the beneficial conversion features associated with the convertible debentures we issued in September 2000.
     o Marketing and advertising was $71,500 versus $55,900 for the prior year period. This increase was part of our plan to increase our product exposure.
     o Travel expenses were $29,200 as compared to $28,900 as we attended more industry trade shows in each of the last 2 fiscal years to increase our exposure to the market.
     o Legal and professional fees were 327,400 for the current year versus $201,900 for June 30, 2001. These fees were incurred in connection with the registration filing on Form SB-2, our annual audit, legal and consulting work performed for the debenture offerings, our quarterly and annual filings with the Securities and Exchange Commission as well as for general corporate matters.
     o Our payroll for the year was $273,200, which represents an increase of $27,100 over the prior year payroll of $246,100. Mr. DeMarco, our President, voluntarily elected to reduce his annual salary from $175,000 to $60,000 effective April 1, 2002. This action was taken in light of the current economic climate and to accelerate the timing of the Company's goal of achieving operating profitability.

         We incurred a net loss for the 2002 fiscal year of $1,994,100 as compared to a net loss of $1,086,900 from continuing operations for the prior fiscal year. We plan to continue to focus our expenditures on marketing efforts for the foreseeable future. These losses were incurred primarily because of the costs and expenses cited above.

Liquidity and Capital Resources:

         We have been financed by loans from our President and Chief Executive Officer, Victor DeMarco. As of June 30, 2002 we are indebted to Mr. DeMarco in an amount of $66,800 for these loans and his deferral of salary. In addition, we have been financed by the issuance of convertible debentures.

         On August 25th and August 28th 2000, we issued the last of the series of convertible debentures bearing 8% interest. These two debentures totaled $57,500 and $26,180 respectively, and were part of a total of $229,380 raised from January through August 2000 (see "BUSINESS"). The proceeds were utilized for repayment of accounts payable and operating expenses.

         On September 26, 2000, we entered into an agreement with AJW Partners, LLC and New Millennium Capital Partners II, LLC (the "Debenture Holders") for the private placement of $1,500,000 of our 10% Secured Convertible Debentures. These debentures are convertible into shares of the Common Stock of DeMarco Energy based on the terms listed below. The funding of the debentures was to occur in two phases. The first $500,000 (less legal expenses of $25,000 and consulting fees of $20,000) was received by us on September 27, 2000. The remaining $1,000,000 was to be funded within 5 days following the effective registration with the Securities and Exchange Commission of the underlying shares of our common stock, provided that, among other things, the Registration Statement was filed and declared effective within a specified time period.

         The Debenture Holders did not fund the remaining $1,000,000 at the time of effectiveness in November 2001 citing the Company's failure to timely gain effectiveness of its Registration Statement under the original Debenture Purchase Agreement and related Registration Rights Agreement.

The primary terms of the September 2000 Convertible Debentures are as follows:

     o Entire principal amount of the $500,000 of debentures issued in September 2000 matured on September 26, 2001. The debenture holders did not demand payment for these debentures at maturity, but plan to exercise their conversion privileges to purchase the shares.
     o Debentures bear 10% interest per annum with interest payments due quarterly.
     o Interest to be paid in cash or shares of Common Stock solely at the option of the Company.
     o The debenture holders have the option to convert any unpaid principal into shares of our Common Stock at any time after the original issue date (subject to certain limitations).
     o The conversion price per share in effect on any conversion date shall be the lesser of (1) $0.34 per share or (2) 60% of the average of the lowest three inter-day trading prices during the ten trading days immediately preceding the applicable conversion date.
     o The debentures bear a mandatory prepayment penalty of 130% of the principal and all accrued interest being prepaid.
     o The debentures are secured by all unpledged assets of DeMarco Energy, including our current and pending patents.
     o DeMarco Energy filed a SB-2 Registration Statement with the Securities and Exchange registering 200% of the Common Stock underlying the debentures.

         As of April 8, 2002, a total of $80,000 of these debentures has been converted into 1,454,084 shares of our Common Stock at an average of $0.055 per share.

         On March 26, 2002, we entered into a new agreement with the Selling Stockholders for the private placement of $1,000,000 of the Company's 2002 Convertible Debentures. These debentures are convertible into shares of the Common Stock of the Company based on the formula described below. The funding of the 2002 Convertible Debentures occurred in two phases with the first $700,000 (less legal expenses and consulting fees of $92,000) being received by the Company on March 28, 2002 and the remaining $300,000 being received on July 2, 2002. The Company used $150,000 of these funds to purchase a heating and air conditioning filter service business and plans to utilize the remaining net proceeds for marketing and sales promotion, internal corporate infrastructure development and general operating expenses.

The primary terms of the 2002 Convertible Debentures are as follows:

     o   Entire principal amount will mature on March 25, 2003.
     o Debentures bear 10% interest per annum with interest payments due quarterly.
     o Interest to be paid in cash or added to the principal amount of the debentures.
     o The 2002 Debenture Holders have the option to convert any unpaid principal into shares of the Company's Common Stock at any time after the original issue date (subject to certain limitations).
     o The conversion price per share in effect on any conversion date shall be the lesser of (1) $0.15 per share and (2) 60% of the average of the lowest three inter-day trading prices for the Company's Common Stock during the ten trading days immediately preceding the applicable conversion date.
     o The debentures bear a mandatory prepayment penalty of 130% of the principal and all accrued interest being prepaid.
     o The debentures are secured by all unpledged assets of the Company including our current and pending patents.
     o The Company is required to file a SB-2 Registration Statement with the Securities and Exchange registering 210% of the Common Stock underlying the debentures.

         We had an unrestricted cash balance of $276,700 at June 30, 2002 as compared to a cash balance of $300 at June 30, 2001. At June 30, 2001, we also had $250,000 of cash being held in escrow. Subsequent to June 30, 2001, this restricted cash was released to the Company for use in its operations. In addition, we have outstanding convertible debentures in the amount of $1,581,000 as of June 30, 2002. We anticipate that substantially all of these debenture holders will convert their indebtedness into shares of our Common Stock over time. We anticipate that we will need additional funding to substantially increase our marketing presence in the future. We cannot assure you that these efforts will have the desired effect of increasing sales or profitability.

New Accounting Pronouncements

         In June 2001, the Financial Accounting Standards Board ("FASB") issued Statements of Financial Accounting Standards No. 141 "Business Combinations"
("SFAS 141") and No. 142 "Goodwill and Other Intangible Assets ("SFAS 142"). SFAS 141 requires all business combinations initiated after June 30, 2001, to be accounted for under the purchase method. For all business combinations for which the date of acquisition is after June 30, 2001, SFAS 141 establishes specific criteria for the recognition of intangible assets separately from goodwill and requires unallocated negative goodwill to be written off immediately as an extraordinary gain, rather than deferred and amortized. SFAS 142 changes the accounting for goodwill and other intangible assets after an acquisition. The most significant changes made by SFAS 142 are: 1) goodwill and intangible assets with indefinite lives will no longer be amortized; 2) goodwill and intangible assets with definitive lives must be tested for impairment at least annually; and 3) the amortization period for intangible assets with finite lives will no longer be limited to forty years. The Company does not believe that the adoption of these statements will have a material effect on its financial position, results of operations or cash flows.

         In June 2001, the FASB also approved for issuance SFAS 143 "Asset Retirement Obligations." SFAS 143 establishes accounting requirements for retirement obligations associated with intangible long-lived assets, including
1) the timing of the liability recognition, 2) initial measurement of the liability, 3) allocation of asset retirement cost to expense, 4) subsequent measurement of the liability and 5) financial statement disclosures. SFAS 143 requires that an asset retirement cost should be capitalized as part of the cost of the related long-lived asset and subsequently allocated to expense using the systematic and rational method. The Company will adopt the statement effective no later than January 1, 2003, as required. The transition adjustment resulting from the adoption of SFAS 143 will be reported as a cumulative effect of a change in accounting principle. At this time, the Company does not believe that the adoption of this statement will effect its financial position, results of operations or cash flows.

         In August 2001, the FASB also approved SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS 144 replaces SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." The new accounting model for long-lived assets to be disposed of by sale applies to all long-lived assets, including discontinued operations, and replaces the provisions of APB Opinion No. 30, "Reporting Results of Operations - Reporting the Effects of Disposal of a Segment of a Business'" for the disposal of segments of a business. Statement 144 requires that those long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. Therefore, discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet occurred. Statement 144 also broadens the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated from the ongoing operations of the entity in a disposal transaction. The provisions of Statement 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001, and, generally, are to be applied prospectively. At this time, the Company cannot estimate the effect of this statement on its financial position, results of operations or cash flows.

Inflation

         Our results of operations have not been affected by inflation and we do not expect inflation to have a significant effect on our operations in the future.

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

ITEM 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA



                          INDEX TO FINANCIAL STATEMENTS


                                TABLE OF CONTENTS

                                                                    PAGE
                                                                    ----

Independent Auditor's Report (Nathan M. Robnett, CPA)                F-2
Balance Sheet at June 30, 2002                                       F-3
Statements of Operations for the
  Years ended June 30, 2002 and 2001                                 F-4
Statements of Stockholders' Capital for
  Years ended June 30, 2002 and 2001                                 F-5
Statements of Cash Flows for the Years ended
  June 30, 2002 and 2001                                             F-7
Notes to Financial Statements                                        F-8

 Independent Auditor's Report
 ----------------------------

 To the Board of Directors of DeMarco Energy Systems of America, Inc.

 We have audited the accompanying balance sheet of DeMarco Energy Systems of America, Inc. as of June 30, 2002 and the related statements of operations, changes in stockholders' capital, and cash flows for the years ended June 30, 2002 and 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

 We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

 In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of DeMarco Energy Systems of America, Inc. as of June 30, 2002, and the results of its operations and cash flows for the years ended June 30, 2002 and 2001 in conformity with accounting principles generally accepted in the United States.

 The accompanying financial statements have been prepared assuming the Corporation will continue as a going concern. As discussed in Note I to the financial statements, the Corporation has suffered losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note I. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.




 Robnett & Company, P.C.
 Austin, Texas

 September 27, 2002

                     DeMarco Energy Systems of America, Inc.
                          (A Development Stage Company)
                                  BALANCE SHEET
                                  June 30, 2002


                                     ASSETS

Current Assets:
     Cash and Equivalents                                     $   276,745
     Inventory                                                      7,533
     Accounts Receivable                                              962
                                                              -----------
          Total Current Assets                                    285,240

Capital Assets:
     Fixtures, Fixtures and Equipment                             199,131
     Less: Accumulated Depreciation                              (162,008)
                                                              -----------
          Total Fixed Assets                                       37,123

Other Assets:
     Goodwill, net of Accumulated Amortization of $529            126,355
     Patent                                                         9,912
     Deposits                                                       1,000
                                                              -----------
          Total Other Assets                                      137,267
                                                              -----------

          Total Assets                                        $   459,630
                                                              ===========


                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
     Accounts Payable                                         $    76,908
     Other Accrued Liabilities                                     80,839
     Convertible Debentures                                     1,581,000
     Due to Related Parties                                        66,790
                                                              -----------
          Total Current Liabilities                             1,805,537
                                                              -----------

Shareholders' Capital
     Common Stock, Par Value $0.001
          100,000,000 authorized,
          32,190,492 issued and outstanding                        32,190
     Additional Paid-In Capital                                 4,132,249
     Retained Deficit Accumulated During
          the Development Stage                                (5,510,346)
                                                              -----------
          Total Shareholders' Capital                          (1,345,907)
                                                              -----------

          Total Liabilities and Shareholders' Capital         $   459,630
                                                              ===========

See notes to the financial statements.

                     DeMarco Energy Systems of America, Inc.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
                   For the Years Ended June 30, 2002 and 2001
                and Cumulative Since Inception (January 19, 1983)


                                                                               Cumulative
                                                                                  From
                                                  2002            2001          Inception
                                               -----------     -----------     -----------
  Revenues
     Sales                                     $      --       $      --       $   760,691
     Construction Revenues                          72,363            --            72,363
     Royalties                                        --             5,051          71,040
     Service Revenues                                6,297            --             6,297
     Other Income                                     --              --            76,506
                                               -----------     -----------     -----------
                                                    78,660           5,051         986,897

   Cost of Revenues
     Construction Costs                            (58,983)           --           (58,983)
     Cost of Goods Sold                               (984)           --              (984)
                                               -----------     -----------     -----------
                                                   (59,967)           --           (59,967)
                                               -----------     -----------     -----------

         Gross Margin                               18,693           5,051         926,930


  Costs and Expenses
     Selling and Administrative                    886,700         652,712       4,653,308
     Amortization and Depreciation                   9,403          28,464         163,528
     Interest                                    1,078,422         410,791       1,624,348
     Loss from Extinguishment of
       Debt in Stock                                38,250            --            38,250
                                               -----------     -----------     -----------
                                                 2,012,775       1,091,967       6,479,434
                                               -----------     -----------     -----------


  Loss Before Discontinued Operations
    and Extraordinary Items                     (1,994,082)     (1,086,916)     (5,552,504)

  Discontinued Operations
     Loss from Operations, Discontinued
       Subsidiary                                     --              --           (10,032)
     Loss from Disposal of Assets,
       Subsidiary                                     --              --           (19,866)
                                               -----------     -----------     -----------
                                                      --              --           (29,898)

   Extraordinary Items
     Forgiveness of Debt                              --              --            66,356
     Unrealized Gain from Debt to be
       Extinguished in Stock                         5,700            --             5,700
                                               -----------     -----------     -----------
                                                     5,700            --            72,056
                                               -----------     -----------     -----------

Net Loss                                       $(1,988,382)    $(1,086,916)    $(5,510,346)
                                               ===========     ===========     ===========

   Earnings Per Share - Basic                  $    (0.062)    $    (0.045)
   Earnings Per Share - Fully Diluted          $    (0.021)    $    (0.036)

                     See notes to the financial statements.

                     DeMarco Energy Systems of America, Inc.
                          (A Development Stage Company)
                       STATEMENTS OF STOCKHOLDERS' CAPITAL
                   For the Years Ended June 30, 2002 and 2001
                and Cumulative Since Inception (January 19, 1983)

                                                                                                     Retained Deficit
                                                         Shares of                                     Accumulated
                                           Common         Common         Additional                     During the
                                          Stock at         Stock         Paid - In     Subscriptions   Development
                                        Par $(0.001)    Outstanding       Capital       Receivable        Stage           Total
                                        ------------    ------------    ------------   ------------    ------------    ------------
Balance at June 30, 1988                $       --      $       --      $       --     $       --      $       --      $       --

     Issuance of 38,000,000 Shares of
          Common Stock at Acquisition
          of Corporate Shell                  38,000      38,000,000         111,306           --              --           149,306

     Reduction of 37,050,000 Shares
          of Common Stock in 40 to 1
          reverse stock split                (37,050)    (37,050,000)           --             --              --           (37,050)

     Issuance of 12,092,105 Shares of
          Common Stock                        12,092      12,092,105          68,625           --              --            80,717

     Net Loss                                   --              --              --             --          (150,093)       (150,093)
                                        ------------    ------------    ------------   ------------    ------------    ------------

Balance at June 30, 1989                      13,042      13,042,105         179,931           --          (150,093)         42,880

     Net Loss                                   --              --              --             --           (39,703)        (39,703)
                                        ------------    ------------    ------------   ------------    ------------    ------------

Balance at June 30, 1990                      13,042      13,042,105         179,931           --          (189,796)          3,177

     Net Loss                                   --              --              --             --           (98,180)        (98,180)
                                        ------------    ------------    ------------   ------------    ------------    ------------

Balance at June 30, 1991                      13,042      13,042,105         179,931           --          (287,976)        (95,003)

     Issuance of 3,864,849 Shares of
          Common Stock                         3,865       3,864,849         459,298           --              --           463,163

     Net Loss                                   --              --              --             --          (200,779)       (200,779)
                                        ------------    ------------    ------------   ------------    ------------    ------------

Balance at June 30, 1992                      16,907      16,906,954         639,229           --          (488,755)        167,381

     Issuance of 1,886,884 Shares of
          Common Stock                         1,887       1,886,884          96,031           --              --            97,918

     Net Loss                                   --              --              --             --          (150,068)       (150,068)
                                        ------------    ------------    ------------   ------------    ------------    ------------

Balance at June 30, 1993                      18,794      18,793,838         735,260           --          (638,823)        115,231

     Issuance of 1,424,752 Shares of
          Common Stock                         1,425       1,424,752         451,143           --              --           452,568

     Net Loss                                   --              --              --             --          (250,529)       (250,529)
                                        ------------    ------------    ------------   ------------    ------------    ------------

Balance at June 30, 1994                      20,219      20,218,590       1,186,403           --          (889,352)        317,270

     Issuance of 246,400 Shares of
          Common Stock                           246         246,400         234,633           --              --           234,879

     Net Loss                                   --              --              --             --          (253,198)       (253,198)
                                        ------------    ------------    ------------   ------------    ------------    ------------

Balance at June 30, 1995                      20,465      20,464,990       1,421,036           --        (1,142,550)        298,951

     Issuance of 393,590 Shares of
          Common Stock                           394         393,590         212,639           --              --           213,033

     Net Loss                                   --              --              --             --          (214,625)       (214,625)
                                        ------------    ------------    ------------   ------------    ------------    ------------

Balance at June 30, 1996                      20,858      20,858,580       1,633,676           --        (1,357,175)        297,359

     Issuance of 10,315,560 Shares of
          Common Stock                        10,316      10,315,560         329,298           --              --           339,614

     Subscriptions Receivable                   --              --              --         (189,080)           --          (189,080)

     Net Loss                                   --              --              --             --          (150,866)       (150,866)
                                        ------------    ------------    ------------   ------------    ------------    ------------

Balance at June 30, 1997                      31,174      31,174,140       1,962,974       (189,080)     (1,508,041)        297,027

     Issuance of 446,000 Shares of
          Common Stock                           446         446,000         141,792        (15,800)           --           142,238

     Net Loss                                   --              --              --             --          (439,498)       (439,498)
                                        ------------    ------------    ------------   ------------    ------------    ------------

Balance at June 30, 1998                      31,620      31,620,140       2,104,766       (204,880)     (1,947,539)        (16,033)


                     See notes to the financial statements.

                     DeMarco Energy Systems of America, Inc.
                          (A Development Stage Company)
                       STATEMENTS OF STOCKHOLDERS' CAPITAL
                   For the Years Ended June 30, 2002 and 2001
                and Cumulative Since Inception (January 19, 1983)


                                                                                                     Retained Deficit
                                                         Shares of                                     Accumulated
                                           Common         Common         Additional                     During the
                                          Stock at         Stock         Paid - In     Subscriptions   Development
                                        Par $(0.001)    Outstanding       Capital       Receivable        Stage           Total
                                        ------------    ------------    ------------   ------------    ------------    ------------
Balance at June 30, 1998 - Continued          31,620      31,620,140       2,104,766       (204,880)     (1,947,539)        (16,033)

     Redemtion of 9,166,483 Shares of
          Common Stock                        (9,166)     (9,166,483)        119,126         (5,650)           --           109,960

     Net Loss                                   --              --              --             --          (216,840)       (216,840)
                                        ------------    ------------    ------------   ------------    ------------    ------------

Balance at June 30, 1999                      22,454      22,453,657       2,223,892       (210,530)     (2,164,379)       (122,913)

     Issuance of 383,757 Shares of
          Common Stock                           384         383,757          20,436           --              --            20,820

     Net Loss                                   --              --              --             --          (270,669)       (270,669)
                                        ------------    ------------    ------------   ------------    ------------    ------------

Balance at June 30, 2000                      22,838      22,837,414       2,244,328       (210,530)     (2,435,048)       (378,412)

     Issuance of 2,094,433 Shares of
          Common Stock                         2,094       2,094,433         (57,589)       157,380            --           101,885

     Beneficial Conversion Feature of
          Convertible Debt (Note C)             --              --           333,267           --              --           333,267

     Net Loss                                   --              --              --             --        (1,086,916)     (1,086,916)
                                        ------------    ------------    ------------   ------------    ------------    ------------

Balance at June 30, 2001                      24,932      24,931,847       2,520,006        (53,150)     (3,521,964)     (1,030,176)

     Issuance of 7,252,012 Shares of
          Common Stock                         7,258       7,258,645         678,436           --              --           685,694

     Beneficial Conversion Feature of
          Convertible Debt (Note C)             --              --           986,957           --              --           986,957

     Net Loss                                   --              --              --             --        (1,988,382)     (1,988,382)
                                        ------------    ------------    ------------   ------------    ------------    ------------

Balance at June 30, 2002                $     32,190      32,190,492    $  4,185,399   $    (53,150)   $ (5,510,346)   $ (1,345,907)


                     See notes to the financial statements.

                     DeMarco Energy Systems of America, Inc.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                   For the Years Ended June 30, 2002 and 2001
                and Cumulative Since Inception (January 19, 1983)

                                                                                              Cumulative
                                                                                                 From
                                                                 2002            2001          Inception
                                                              -----------     -----------     -----------
Cash flows from operating activities:
   Net Income                                                 $(1,988,382)    $(1,086,916)    $(5,510,346)
                                                              -----------     -----------     -----------
   Adjustments to reconcile net income to net
   cash provided by operating activities:
      Depreciation and amortization                                 9,403          28,464         163,528
      (Increase) decrease in accounts receivable                     (962)          3,000          (1,203)
      Increase in other assets                                       --              --            (1,000)
      Increase (decrease) in accounts payable                     (86,675)        121,643          72,624
      Increase in accrued liabilities                              84,684          75,077         161,534
      Non-cash interest from beneficial conversion feature        986,957         333,267       1,320,224
      Increase in inventories                                      (5,067)           --            (5,067)
      Non-cash services fees settled in stock                      65,720            --            65,720
      Non-cash penalties settled in stock                          90,000            --            90,000
      Loss on disposal of subsidiary's assets                        --              --            19,867
                                                              -----------     -----------     -----------
      Total adjustments                                         1,144,060         561,451       1,886,227
                                                              -----------     -----------     -----------
   Net cash used by operating activities                         (844,322)       (525,465)     (3,624,119)

Cash flow from investing activities:
      Patent                                                         --              --            (9,912)
      Manuals development                                            --              --           (10,000)
      Property and equipment additions                             (3,146)        (14,198)       (188,347)
      Increase (decrease) in restricted cash                      250,000        (250,000)           --
      Purchase of business assets and client base                (150,000)           --          (150,000)
                                                              -----------     -----------     -----------
   Net cash (provided) used by investing activities                96,854        (264,198)       (358,259)


Cash flow from financing activities:
      Repayments of long-term debt                                (48,115)        (65,438)        (26,180)
      Proceeds (repayments) of notes to shareholders              (47,423)        226,584         306,612
      Proceeds from convertible debentures                      1,000,000         503,680       1,700,680
      Proceeds from issuance of common stock                      119,250         101,885       2,277,771
      Proceeds of debt of related parties                             240            --               240
                                                              -----------     -----------     -----------
   Net cash provided by financing activities                    1,023,952         766,711       4,259,123
                                                              -----------     -----------     -----------

Net increase (decrease) in cash and equivalents                   276,484         (22,952)        276,745
Cash and equivalents, beginning of year                               261          23,213            --
                                                              -----------     -----------     -----------
Cash and equivalents, end of year                             $   276,745     $       261     $   276,745
                                                              ===========     ===========     ===========

Cash paid during the year for interest expense                $     3,655     $    15,382     $   149,640
                                                              ===========     ===========     ===========

Non-cash financing activities: Conversion of
     debt to equity                                           $   412,368     $      --       $      --
                                                              ===========     ===========     ===========

                     See notes to the financial statements.

                     DeMarco Energy Systems of America, Inc.
                 NOTES TO THE FINANCIAL STATEMENTS For the Years
                          Ended June 30, 2002 and 2001


 Note A - Summary of Significant Accounting Policies
 ---------------------------------------------------

 Nature of Operations
 --------------------

 DeMarco Energy Systems of America, Inc. (the Company) was organized under the laws of the State of Utah in 1983. The Company is engaged in the marketing of the DeMarco Energy Systems water-air heating/cooling systems, energy audits, energy related equipment such as lighting and electrical fixture retro-fittings, and the sales and servicing of commercial air filtration devises.

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

 During the year ended June 30, 2002, the Company purchased the operating assets and customer base of Baker Filter Services, Inc. (the "Acquired Company") for $150,000. The acquired company was in the business of sales and servicing commercial air and grease filtration devises. Demarco is currently continuing operations in these markets.

 Development Stage Company
 -------------------------

 The Company is in the "development stage" and as such is required to present the financial statements from inception. The Company is involved in obtaining a patent and developing a market for that patent. The Company is considered to be in the development stage until substantial revenues are produced in regard to the operations of the organization.

 Basis of Financial Statements Presentation
 ------------------------------------------

 The consolidated financial statements include the accounts of the Company and its subsidiary (Cyberlink). Inter-company transactions and accounts have been eliminated.

 Cash and Cash Equivalents
 -------------------------

 Holdings of highly liquid investments with maturities of three months or less when purchased are considered to be cash equivalents. The carrying amount reported in the balance sheet for cash and cash equivalents approximates its fair value. The Company, at times, maintains cash balances in excess of federally insured amounts. No losses on these funds have been realized at June 30, 2002 or the date of this report.

                     DeMarco Energy Systems of America, Inc.
                        NOTES TO THE FINANCIAL STATEMENTS
                   For the Years Ended June 30, 2002 and 2001


 Inventory
 ---------

 Inventory is stated at the lower of cost (first-in, first-out) or market.

 Furniture and Equipment
 -----------------------

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

 Goodwill
 --------

 Goodwill resulted from purchase of a business segment and is calculated as the difference between the purchase price and the fair-market value of the assets purchased. Goodwill is amortized over a forty (40) year term.

 Estimates
 ---------

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

 Royalty Fee Arrangements
 ------------------------

 The Company has contracted with Florida Heat Pump Manufacturing, Inc. of Fort Lauderdale, Florida for the manufacture and distribution of a water source heat pump.

 The  Company has no  obligation  under the  agreement  with  Florida  Heat Pump
 Manufacturing,   Inc.  to  provide   warranty  or  servicing   services  either
 financially or otherwise for the equipment sold.

 Revenue and Cost Recognition
 ----------------------------

 Revenue from construction contracts is recognized using the percentage-of-completion method, measured for each contract by the percentage of costs incurred-to-date to estimated total costs at completion. Other revenues are recognized at the point of sale or as services have been performed and are billable.

 Advertising
 -----------

 The Company's policy is to expense advertising costs as the costs are incurred. Advertising costs of $20,630 and $55,941 have been expensed for the years ended June 30, 2002 and 2001, respectively.

                     DeMarco Energy Systems of America, Inc.
                        NOTES TO THE FINANCIAL STATEMENTS
                   For the Years Ended June 30, 2002 and 2001


 Note B - Patent
 ---------------

 During the fiscal year ending June 30, 1999, the Company filed an application with the United States Patent Office for a patent covering a heat pump system using gray water sources, reclaimed water sources and other non-potable water sources. Costs of approximately $9,912 related to the patent application have been capitalized. At June 30, 2002, the patent had not been granted and the eventual approval or denial of this patent application is indeterminable at this time.


 Note C - Convertible Debt Issuance
 ----------------------------------

 The company has outstanding, $1,581,000 in convertible debenture bonds at June 30, 2002.

 Bonds with principal value of $161,000 bear interest at 8% per year payable after being held for two years, and are convertible into the Company's common stock at fixed conversion rates ranging from $0.10 to $0.45 per share of common stock, which at date of issuance, approximated the fair value of the common stock. There is not a beneficial conversion feature associated with these bonds.

Bonds with principal value of $1,420,000 bearing interest at 10% and maturing from September 26, 2001 to May 1,2003, contain a beneficial conversion feature which allows the holder to convert the bond's principal value plus accrued interest into shares of common stock at the lesser of $0.15 per share and the average of the lowest three days in the last ten trading days preceding the conversion at a forty (40) percent discount and are convertible at the date of issuance. Interest of $986,957 and $333,267 for the years ended June 30, 2002 and 2001, respectively, was calculated as a function of the excess of market value over the discounted conversion rate of common stock at the date of issuance and was expensed on those dates.

 At June 30, 2002, $74,942 of interest was accrued in relation to the debentures bonds payable. During the year ended June 30, 2002, debenture bonds and accrued interest of $93,500 and $58,120, respectively, were converted into 1,976,405 shares of common stock. The bonds and accrued interest are immediately convertible into shares of common stock and are classified as current debt.


 Note D - Commitments and Contingencies
 --------------------------------------

 Office Facility Lease
 ---------------------

 The Company has entered into an office facility lease, guaranteed by the Company's president, calling for the following future rents:

                  Year ending June 30, 2003          $   25,906
                  Year ending June 30, 2004              26,364
                  Year ending June 30, 2005              10,527
                                                     ----------
                                    Total            $   62,797
                                                     ==========

                     DeMarco Energy Systems of America, Inc.
                        NOTES TO THE FINANCIAL STATEMENTS
                   For the Years Ended June 30, 2002 and 2001


 Note E - Earnings (Loss) per Common Share
 -----------------------------------------

 Earnings (Loss) per common share are computed by dividing net losses by the weighted average number of common share outstanding during the quarter. The weighted average number of common shares outstanding during the year ended June 30, 2002 was approximately 32,190,492 shares. The fully diluted number of shares outstanding for the year ended June 30, 2002 was 96,874,054.


 Note F - Income Taxes
 ---------------------

 As of June 30, 2001, DeMarco Energy Systems, Inc. had net operating loss carry forwards of approximately $4,635,529 that expire between 2010 and 2022 and are available to offset future taxable income to the extent permitted under the Internal Revenue Code. The Company's management estimates that the likelihood of utilizing the deferred tax asset associated with the net operating loss carry-forwards is less than fifty percent (50 %). For this reason, Management does not feel the recognition of a deferred tax asset would be appropriate at the date of report.

A reconciliation of book to federal income tax net loss is as follows:

                                                   2002              2001
                                               ------------      ------------
Net loss, per books                            $ (1,988,382)     $ (1,086,916)

Add book to tax differences from:
     50% Meals & Entertainment                        2,823             1,142
     Amortization and Depreciation                        -            10,171

Less book to tax differences from:
     Amortization and Depreciation                  (18,748)                -
     Taxable Wages & Salaries                       (42,917)          100,684
                                               ------------      ------------

Net loss, per Federal Income Tax Return        $ (2,047,224)     $   (974,919)
                                               ============      ============


 Note G - Related Party Transactions
 -----------------------------------

 The president of the company has advanced cash to the Corporation to fund operational deficits. The president converted $236,822 and $20,926 of principle and accrued interest, respectively, into 4,824,940 shares of common stock during the year ended June 30, 2002. The loans bear interest at 8% and $9,022 and $0 of principal and interest, respectively, is outstanding at June 30, 2002.

 Additionally, the president deferred salary from the Corporation at the rate of $175,000 per annum until March 31, 2002. At June 30, 2002, $57,767 of deferred salary is outstanding.

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


 Note I - Going Concern
 ----------------------

 As shown in the accompanying financial statements, the Company incurred net operating losses of ($1,988,382) and ($1,086,916) for the years ended June 30, 2002 and 2001, which raise substantial doubt about the Company's ability to continue as a going concern.. The Company's management intends to raise capital through equity offerings and expects that $1,581,000 of convertible debenture bonds payable will be converted to common stock. The Company's management has also increased their marketing efforts to raise revenues. The financial statements do not include any adjustments that might be necessary if the Corporation is unable to continue as a going concern.

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


NAME                          AGE           POSITION

Victor M. DeMarco              38           Chairman, President and CEO

Mary L. DeMarco                36           Director

William Berry                  55           Director


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

         Mary L. DeMarco, wife of Victor DeMarco, was appointed to the Board of Directors in April 2001. Ms. DeMarco attended Northwood Institute in Cedar Hill, Texas and received an Associates Degree in Fashion Marketing/Merchandising. Since 1998 Ms. DeMarco has been assisting DeMarco Energy on a part-time basis in various capacities. From 1995 to 1998, Ms. DeMarco was a Merchandiser for Lange Marketing, headquartered in Springfield, Illinois, for whom she was responsible for maintaining 11 specialty/gourmet markets. Ms. DeMarco was a travel representative for Travel Center in Austin, Texas from 1992 to 1995. From 1985 to 1992 as Vice President of Sales she managed and trained employees for Trophies, Inc., in Dallas, Texas, an awards and incentive business.

         William Berry was appointed to the Board of Directors in April 2002. Mr. Berry graduated from the University of Texas at Austin in January 1970, with a Bachelors of Business Administration and a major in accounting. He was employed by a regional accounting firm located in Mineral Wells, Texas and Dresser Industries from 1970 to September 1977. He became a Certified Public Accountant in August 1977, and joined the family accounting business in September 1977. Mr. Berry still operates this accounting practice, which has been in existence since 1958. Mr. John Adams was our Vice-President of Marketing and a Director since November 2000. In April 2002 he resigned from these positions to pursue other business interests.

         All officers devote 100% of their professional time to our business operations.

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


                                                                                        LONG TERM COMPENSATION
                                                                          --------------------------------------------------
                                                                                  AWARDS
                                                  ANNUAL COMPENSATION     -----------------------    PAYOUTS
                                                -----------------------   RESTRICTED   SECURITIES    -------
                                                                            STOCK      UNDERLYING     LTIP        ALL OTHER
                                                SALARY    BONUS   OTHER     AWARD       OPTIONS      PAYOUTS    COMPENSATION
     NAME AND PRINCIPAL POSITION       YEAR      ($)       ($)     ($)       ($)        SARS(#)        ($)           ($)
------------------------------------  ------    ------    -----   -----   ----------   ----------    -------    ------------
Victor DeMarco......................   2002   $ 60,000     $ 0     $ 0       $ 0           0            0            $ 0
President & Chief Executive Officer    2001    175,000       0       0         0           0            0              0
                                       2000     45,600       0       0         0           0            0              0

No other person makes over $100,000 per year. Effective April 1, 2002 Mr. DeMarco voluntarily reduced his annual compensation from $175,000 to $60,000 until such time as it can be funded out of future operations.


COMPENSATION OF DIRECTORS

         We do not currently compensate directors in cash for any services provided as a director.


ITEM 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth, as of June 30, 2002, the name and shareholdings, including options to acquire Common Stock, of each person who owns of record, or was known by us to own beneficially, 5% or more of the shares of the Common Stock currently issued and outstanding; the name and shareholdings, including options to acquire the Common Stock, of each director; and the shareholdings of all executive officers and directors as a group.


                                Name and Address                                Amount and Nature         Percent
 Title of Class                Of Beneficial Owner                           Of Beneficial Ownership      of Class
 -----------------------------------------------------------------------------------------------------------------
 Common Stock      Victor DeMarco                                                 11,113,887 (4)            22.4%
                   12885 HWY 183, Ste 108A, Austin, Texas 78750

 Common Stock      Mary L. DeMarco                                                11,113,887 (4)            22.4%
                   12885 HWY 183, Ste 108A, Austin, Texas 78750

 Common Stock      William Berry                                                     475,000                 1.0%
                   12885 HWY 183, Ste 108A, Austin, Texas 78750

 Common Stock      AJW Partners, LLC                                               5,356,693 (1)            10.8%
                   155 First Street, Ste B, Mineola, New York 11501

 Common Stock      New Millennium Capital Partners II, LLC                         5,356,693 (1)            10.8%
                   155 First Street, Ste B, Mineola, New York 11501

 Common Stock      Pegasus Capital Partners, LLC                                   1,831,487 (2)             3.7%
                   155 First Street, Ste B, Mineola, New York 11501

 Common Stock      AJW/New Millennium Offshore Ltd.                                6,410,256 (3)            12.9%
                   155 First Street, Ste B, Mineola, New York 11501

 Common Stock      Executive Officers and Directors as a Group (3 persons)        11,588,887                23.3%
                   12885 HWY 183, Ste 108A, Austin, Texas 78750

         There are currently no outstanding options or warrants to purchase shares of our stock.

(1) Includes 375,000 shares owned and 2,692,308 shares issuable upon conversion of 10% Secured Convertible Debentures dated September 26, 2000 assuming a conversion price of $0.078 per share and 2,289,385 shares issuable upon conversion of 10% Secured Convertible Debentures dated March 26, 2002 assuming a conversion price of $0.078 per share. (See "Selling Stockholders").

     AJW Partners, LLC is a private investment fund that is owned by all of its investors and managed by SMS Group, LLC. SMS Group, LLC, of which Mr. Corey
     S. Ribotsky is the fund manager, has voting and investment control over the shares listed above owned by AJW Partners, LLC.

     New Millennium Capital Partners II, LLC is a private investment fund that is owned by all of its investors and managed by First Street Manager II, LLC. First Street Manager II, LLC, of which Mr. Corey S. Ribotsky is the fund manager, have voting and investment control over the shares listed above owned by New Millennium Capital Partners II, LLC.

(2)  Includes   1,831,487   shares  issuable  upon  conversion  of  10%  Secured
     Convertible Debentures dated March 26, 2002 assuming a conversion price of $0.078 per share. (See "Selling Stockholders").

     Pegasus Capital Partners, LLC is a private investment fund that is owned by all of its investors. Mr. Corey S. Ribotsky is the fund manager, and has voting and investment control over the shares listed above owned by Pegasus Capital Partners, LLC.

(3)  Includes   6,410,256   shares  issuable  upon  conversion  of  10%  Secured
     Convertible Debentures dated March 26, 2002 assuming a conversion price of $0.078 per share. (See "Selling Stockholders").

     AJW/New Millennium Offshore Ltd. is a private investment fund that is owned by all of its investors. Mr. Corey S. Ribotsky is the fund manager, and has voting and investment control over the shares listed above owned by AJW/New Millennium Offshore Ltd.

(4) Victor Demarco personally controls 11,003,887 shares and Mary Demarco, his spouse, controls 110,000 shares.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Mr. Victor DeMarco, our controlling shareholder and Chief Executive Officer and Chairman of the Board had loaned us approximately $99,000 to cover certain indebtedness of ours, which he had personally guaranteed. We recorded a note payable to him for that amount. On September 29, 2000, Mr. DeMarco converted this debt into 1,650,000 shares of the Company's Common Stock at a conversion price of $0.06 per share. As of December 31, 2001 Mr. DeMarco has loaned us additional monies in the amount of $159,000 in order to fund our operations. During the quarter ended March 31, 2002, Mr. DeMarco converted this entire debt into 3,174,940 shares of our Common Stock at a conversion price of $0.05 per share. As of June 30, 2002 we are indebted to Mr. DeMarco in an amount of $66,800 for various loans and his deferral of salary.

         Mr. DeMarco's conversion prices were based on the lowest market offer price for shares of the Common Stock during the year preceding the conversions and were more favorable to Mr. DeMarco than could have been obtained from unaffiliated third parties.


ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

b. Reports on Form 8-K

         On April 3, 2002 we filed a Form 8-K reporting the following:

         On March  26,  2002  DeMarco  Energy  Systems  of  America,  Inc.  (the
"Company") entered into an agreement with AJW Partners, LLC, New Millennium Capital Partners II, LLC, Pegasus Capital Partners, LLC and AJW/New Millennium Offshore Ltd. (the "Debenture Holders") for the private placement of $1,000,000 of the Company's Secured Convertible Debentures. These debentures are convertible into shares of the Common Stock of the Company based on the formulas listed below. The funding of the debentures will occur in two phases with the first $700,000 being received by the Company on March 28, 2002. Provided certain conditions are satisfied, the remaining $300,000 will be funded within 5 days following the effective registration with the Securities and Exchange Commission of the securities underlying the Company's debentures. The Company will utilize the funds for marketing and sales promotion, internal corporate infrastructure development and general operating expenses.

         On June 14, 2002 we filed a Form 8-K reporting the following:

         On May 29, 2002, DeMarco Energy Systems of America, Inc. (the"Company") completed a purchase of substantially all of the assets of Baker's Filter Services, Inc. ("BFS"), based in Waco, Texas. BFS sells, installs and provides monthly maintenance services on air filters in connection with heating and air conditioning systems used within commercial businesses. The Company purchased all of the assets and none of the liabilities of BFS. The purchase price was $150,000 cash. The source of funds for the purchase was a portion of the proceeds from the Company's March 26, 2002 sale of $1,000,000 of its 10% Secured Convertible Debentures to certain institutional investors.


 Exhibit Number                           Name of Exhibit
 --------------                           ---------------

     4.01           DeMarco  Energy   Systems  of  America,   Inc.  10%  Secured
                    Convertible Debenture issued to AJW Partners, LLC (1)

     4.02           DeMarco  Energy   Systems  of  America,   Inc.  10%  Secured
                    Convertible Debenture issued to New Millennium Capital Partners II, LLC (1)

     4.03           DeMarco  Energy   Systems  of  America,   Inc.  10%  Secured
                    Convertible Debenture issued to Pegasus Capital Partners, LLC (1)

     4.04           DeMarco  Energy   Systems  of  America,   Inc.  10%  Secured
                    Convertible Debenture issued to AJW/New Millennium Offshore Ltd. (1)

     4.05           Transfer Agent Instructions (1)

     4.06           Secured Convertible Debenture Purchase Agreement (1)

     4.07           Registration Rights Agreement (1)

     4.08           Intellectual Property Security Agreement (1)

     4.09           Security Agreement (1)

     10.05          Baker's Filter Service, Inc. Asset Purchase Agreement (2)

------------------------------------------------------
     (1) Previously filed as part of Form 8-K filed on April 3, 2002.
     (2) Previously filed as part of Form 8-K filed on June 14, 2002.

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

                                 Date:  September 30, 2002

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



           Signature                    Title                      Date
     --------------------     --------------------------    ------------------

    /s/ Victor M. DeMarco     President, Chief Operating    September 30, 2002
        -----------------     Officer, Chief Accounting
        Victor M. DeMarco     Officer

    /s/ William Berry         Director                      September 30, 2002
        -------------
        William Berry

    /s/ Mary L. DeMarco       Director                      September 30, 2002
        ----------------
        Mary L. DeMarco

                            Certification Pursuant to
                             18 U.S.C. Section 1350,
                             As adopted pursuant to
                  Section 302 of the Sarbanes-Oxley Act of 2002

I, Victor M. DeMarco, certify that:

1. I have reviewed this annual report on Form 10-KSB of DeMarco Energy Systems of America, Inc. ("DeMarco");

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of DeMarco as of, and for, the periods presented in this annual report.


Date: September 30, 2002                        s/Victor M. DeMarco
                                                -------------------
                                                Victor M. DeMarco
                                                President and
                                                Chief Accounting Officer




                            Certification Pursuant to
                             18 U.S.C. Section 1350,
                             As adopted pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002

In connection with this annual report on Form 10-KSB of DeMarco Energy Systems of America, Inc. ("DeMarco"), I, Victor M. DeMarco, President and Chief Accounting Officer of DeMarco, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

1. The report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in this report fairly presents, in all material respects, the financial condition and results of operations of DeMarco.


Date: September 30, 2002                        /s/Victor M. DeMarco
                                                --------------------
                                                Victor M. DeMarco
                                                President and Chief
                                                Accounting Officer

                                TABLE OF EXHIBITS


 Exhibit Number                           Name of Exhibit
 --------------                           ---------------

     4.01           DeMarco  Energy   Systems  of  America,   Inc.  10%  Secured
                    Convertible Debenture issued to AJW Partners, LLC (1)

     4.02           DeMarco  Energy   Systems  of  America,   Inc.  10%  Secured
                    Convertible Debenture issued to New Millennium Capital Partners II, LLC (1)

     4.03           DeMarco  Energy   Systems  of  America,   Inc.  10%  Secured
                    Convertible Debenture issued to Pegasus Capital Partners, LLC (1)

     4.04           DeMarco  Energy   Systems  of  America,   Inc.  10%  Secured
                    Convertible Debenture issued to AJW/New Millennium Offshore Ltd. (1)

     4.05           Transfer Agent Instructions (1)

     4.06           Secured Convertible Debenture Purchase Agreement (1)

     4.07           Registration Rights Agreement (1)

     4.08           Intellectual Property Security Agreement (1)

     4.09           Security Agreement (1)

     10.05          Baker's Filter Service, Inc. Asset Purchase Agreement (2)

------------------------------------------------------
     (1) Previously filed as part of Form 8-K filed on April 3, 2002.
     (2) Previously filed as part of Form 8-K filed on June 14, 2002.