Form 10QSB
period 2002-09-30
DEMARCO ENERGY SYSTEMS OF AMERICA INC
filed 2002-11-19
CIK 1093993

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period ended September 30, 2002

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of November 1, 2002, the Company had outstanding 32,209,422 shares of its common stock, par value $0.001.

                                TABLE OF CONTENTS

                             ITEM NUMBER AND CAPTION                   PAGE
                                                                       ----

 PART I
 ------

   ITEM 1.   FINANCIAL STATEMENTS                                        1
   ITEM 2.   MANAGEMENT'S DISCUSSION AND PLAN OF OPERATIONS             11
   ITEM 3.   CONTROLS AND PROCEDURES                                    16


 PART II
 -------

   ITEM 1.   LEGAL PROCEEDINGS                                          17
   ITEM 2.   CHANGES IN SECURITIES                                      17
   ITEM 3.   DEFAULTS UPON SENIOR SECURITIES                            18
   ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS        18
   ITEM 5.   OTHER INFORMATION                                          18
   ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K                           18

                                     PART I
ITEM 1. FINANCIAL STATEMENTS

                         DEMARCO ENERGY SYSTEMS OF AMERICA, INC.
                              (A Development Stage Company)
                                     BALANCE SHEETS
                       AS OF SEPTEMBER 30, 2002 and JUNE 30, 2002

                                         ASSETS
                                                        (Unaudited)         (Audited)
                                                           As of              As of
                                                       September 30,         June 30,
                                                           2002                2002
                                                       -------------      -------------
Current Assets:
   Cash and Equivalents                                $      55,685      $     276,745
   Inventory                                                  10,606              7,533
   Accounts Receivable                                        25,528                962
   Prepaid Expenses                                            5,226                  0
                                                       -------------      -------------
      Total Current Assets                                    97,045            285,240
                                                       -------------      -------------
Fixed Assets:
   Furniture, Fixtures and Equipment                         227,824            199,131
   Less:  Accumulated Depreciation                          (164,549)          (162,008)
                                                       -------------      -------------
      Total Fixed Assets                                      63,275             37,123
                                                       -------------      -------------
Other Assets:
   Goodwill                                                  126,355            126,355
   Patent                                                      9,912              9,912
   Deposits                                                    1,000              1,000
                                                       -------------      -------------
      Total Other Assets                                     137,267            137,267
                                                       -------------      -------------
        TOTAL ASSETS                                   $     297,587      $     459,630
                                                       =============      =============

                LIABILITIES AND SHAREHOLDERS' DEFICIT

Current Liabilities:
   Accounts Payable                                    $      43,160      $      76,908
   Other Accrued Liabilities                                 133,871             80,839
   Convertible Debentures                                  1,042,845          1,581,000
   Due To Related Parties                                     37,931             66,790
                                                       -------------      -------------
      Total Current Liabilities                            1,257,807          1,805,537
                                                       -------------      -------------
Note Payable to Bank                                          22,914                  0
                                                       -------------      -------------
Shareholders' Capital
   Common Stock, Par Value $0.001,
     100,000,000 authorized 33,082,162
     and 32,190,492, respectively,
     issued and outstanding                                   33,082             32,190
   Additional Paid-In Capital                              4,202,174          4,185,399
   Subscription Receivable                                   (53,150)           (53,150)
   Retained Deficit Accumulated During
     the Development Stage                                (5,165,240)        (5,510,346)
                                                       -------------      -------------
      Total Shareholders' Deficit                           (983,134)        (1,345,907)
                                                       -------------      -------------
        TOTAL LIABILITIES AND SHAREHOLDERS' CAPITAL    $     297,587      $     459,630
                                                       =============      =============

                         See notes to the financial statements.

                                 DEMARCO ENERGY SYSTEMS OF AMERICA, INC.
                                      (A Development Stage Company)
                                         STATEMENT OF OPERATIONS
                           For The Quarters Ended September 30, 2002 and 2001
                            And Cumulative Since Inception (January 19, 1983)


                                                       (Unaudited)       (Unaudited)
                                                      Three Months      Three Months       (Unaudited)
                                                          Ended             Ended          Cumulative
                                                      September 30,     September 30,         Since
                                                          2002              2001            Inception
                                                      -------------     -------------     -------------
Revenues
   Sales                                              $      19,421     $      54,170     $     852,475
   Royalties                                                      0                 0            71,040
   Service Revenues                                          26,751                 0            33,048
   Other Income                                               6,261                 0            82,767
                                                      -------------     -------------     -------------
      Total Revenues                                         52,433            54,170         1,039,331
                                                      -------------     -------------     -------------
Cost of Revenues
   Costs of Goods Sold - Sales                               17,945            43,836            76,929
   Costs of Goods Sold - Service Revenues                     4,902                 0             5,886
                                                      -------------     -------------     -------------
      Cost of Goods Sold                                     22,847            43,836            82,815
                                                      -------------     -------------     -------------
         Gross Margin                                        29,586            10,334           956,516
                                                      -------------     -------------     -------------
Other Costs and Expenses
   Selling and Administrative                               163,430           160,982         4,816,738
   Amortization and Depreciation                              2,540             2,606           166,068
   Interest                                                 312,066            23,347         1,142,857
   Loss from Extinguishment of Debt in Stock                      0                 0            38,250
                                                      -------------     -------------     -------------

      Total Costs and Expenses                              478,036           186,935         6,163,913
                                                      -------------     -------------     -------------
Loss Before Discontinued Operations and
   Extraordinary Items                                     (448,450)         (176,601)       (5,207,397)
                                                      -------------     -------------     -------------
Discontinued Operations
   Loss from Operations, Discontinued Subsidiary                  0                 0           (10,032)
   Loss from Disposal of Assets, Susidiary                        0                 0           (19,867)
                                                      -------------     -------------     -------------
                                                                  0                 0           (29,899)
                                                      -------------     -------------     -------------
Extraordinary Items
   Forgiveness of Debt                                            0                 0            66,356
   Unrealized Gain from Debt to be Extinguished
     in Stock                                                     0                 0             5,700
                                                      -------------     -------------     -------------
                                                                  0                 0            72,056
                                                      -------------     -------------     -------------
NET LOSS                                              $    (448,450)    $    (176,601)    $  (5,165,240)
                                                      =============     =============     =============

Earnings Per Share - Basic                            $      (0.006)    $      (0.007)
Earnings Per Share - Fully Diluted                    $      (0.002)    $      (0.005)

                                 See notes to the financial statements.

                                               DEMARCO ENERGY SYSTEMS OF AMERICA, INC.
                                                    (A Development Stage Company)
                                                 STATEMENTS OF STOCKHOLDERS' CAPITAL
                                                From Inception to September 30, 2002

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

                                               See notes to the financial statements.

                                               DEMARCO ENERGY SYSTEMS OF AMERICA, INC.
                                                    (A Development Stage Company)
                                                 STATEMENTS OF STOCKHOLDERS' CAPITAL
                                                From Inception to September 30, 2002

                                                                                                        Retained
                                                                                                         Deficit
                                                         Shares of                                     Accumulated
                                           Common         Common         Additional                     During the
                                          Stock at         Stock         Paid - In     Subscriptions   Development
                                        Par $(0.001)    Outstanding       Capital       Receivable        Stage           Total
                                        ------------    ------------    ------------   ------------    ------------    ------------
Balance at June 30, 1998 -                    31,620      31,620,140       2,104,766       (204,880)     (1,947,539)        (16,033)
  Continued

  Redemtion of 9,166,483 Shares
    of Common Stock                           (9,166)     (9,166,483)        119,126         (5,650)           --           109,960

  Net Loss                                      --              --              --             --          (216,840)       (216,840)
                                        ------------    ------------    ------------   ------------    ------------    ------------

Balance at June 30, 1999                      22,454      22,453,657       2,223,892       (210,530)     (2,164,379)       (122,913)

  Issuance of 383,757 Shares
    of Common Stock                              384         383,757          20,436           --              --            20,820

  Net Loss                                      --              --              --             --          (270,669)       (270,669)
                                        ------------    ------------    ------------   ------------    ------------    ------------

Balance at June 30, 2000                      22,838      22,837,414       2,244,328       (210,530)     (2,435,048)       (378,412)

  Issuance of 2,094,433 Shares
    of Common Stock                            2,094       2,094,433         (57,589)       157,380            --           101,885

  Beneficial Conversion Feature
    of Convertible Debt (Note C)                --              --           333,267           --              --           333,267

  Net Loss                                      --              --              --             --        (1,086,916)     (1,086,916)
                                        ------------    ------------    ------------   ------------    ------------    ------------

Balance at June 30, 2001                      24,932      24,931,847       2,520,006        (53,150)     (3,521,964)     (1,030,176)

  Issuance of 7,252,012 Shares
    of Common Stock                            7,258       7,258,645         678,436           --              --           685,694

  Beneficial Conversion Feature
    of Convertible Debt (Note C)                --              --           986,957           --              --           986,957

  Net Loss                                      --              --              --             --        (1,988,382)     (1,988,382)
                                        ------------    ------------    ------------   ------------    ------------    ------------

Balance at June 30, 2002
  as previously reported                $     32,190      32,190,492    $  4,185,399   $    (53,150)   $ (5,510,346)   $ (1,345,907)

Prior period adjustment:                                                                                    793,556         793,556
                                        ------------    ------------    ------------   ------------    ------------    ------------
Balance June 30, 2002, as restated      $     32,190      32,190,492    $  4,185,399   $    (53,150)   $ (4,716,790)   $   (552,351)

  Issuance of 891,667 Shares
    of Common Stock                              892         891,667          16,775              0               0          17,667

  Net Loss                                         0               0               0              0        (448,450)       (448,450)
                                        ------------    ------------    ------------   ------------    ------------    ------------

Balance September 30, 2002              $     33,082      33,082,159    $  4,202,174   $    (53,150)   $ (5,165,240)   $   (983,134)
                                        ------------    ------------    ------------   ------------    ------------    ------------

                                               See notes to the financial statements.

                                   DEMARCO ENERGY SYSTEMS OF AMERICA, INC.
                                        (A Development Stage Company)
                                           STATEMENT OF CASH FLOWS
                             For The Quarters Ended September 30, 2002 and 2001
                              And Cumulative Since Inception (January 19, 1983)


                                                           (Unaudited)       (Unaudited)
                                                          Three Months      Three Months       (Unaudited)
                                                              Ended             Ended          Cumulative
                                                          September 30,     September 30,         Since
                                                              2002              2001            Inception
                                                          -------------     -------------     -------------
 Cash flows from operating activities:
 Net Loss                                                 $    (448,450)    $    (176,601)    $  (5,165,240)
                                                          -------------     -------------     -------------
 Adjustments to reconcile net income to net cash
 provided by operating activities:
      Depreciation and amortization                               2,540             2,606           166,068
      (Increase) decrease in accounts receivable                (24,566)          (59,820)          (25,769)
      (Increase) decrease in prepaid expenses                    (5,226)             --              (5,226)
      Increase in other assets                                     --                --              (1,000)
      Increase (decrease) in accounts payable                   (33,748)          (27,952)           38,876
      Increase in accrued liabilities                            53,032            18,990           214,567
      Non-cash interest from beneficial
        conversion feature                                      271,402              --             798,069
      (Increase) decrease in inventories                         (3,073)             --              (8,140)
      Non-cash services fees settled in stock                      --                --              65,720
      Non-cash penalties settled in stock                          --                --              90,000
      Loss on disposal of subsidiary's assets                      --                --              19,867
                                                          -------------     -------------     -------------
      Total adjustments                                         260,361           (66,176)        1,353,032
                                                          -------------     -------------     -------------
 Net cash used by operating activities                         (188,089)         (242,777)       (3,812,208)

 Cash flow from investing activities:
      Patent                                                       --                --              (9,912)
      Manuals development                                          --                --             (10,000)
      Property and equipment additions                          (28,693)           (5,547)         (217,040)
      Increase (decrease) in restricted cash                       --             250,000              --
      Purchase of business assets and client base                  --                  --          (150,000)
                                                          -------------     -------------     -------------
 Net cash (provided) used by investing activities               (28,693)          244,453          (386,952)

 Cash flow from financing activities:
      Repayments of long-term debt                                 --              (6,135)          (26,180)
      Proceeds (repayments) of notes to shareholders            (28,859)           60,720           277,753
      Proceeds (repayments) of convertible debentures           (16,000)             --           1,684,680
      Proceeds from note payable to bank                         22,914              --              22,914
      Proceeds from issuance of common stock                     17,667              --           2,295,438
      Proceeds of debt of related parties                          --                --                 240
                                                          -------------     -------------     -------------
 Net cash provided by financing activities                       (4,278)           54,585         4,254,845

 Net increase (decrease) in cash and equivalents               (221,060)           56,261            55,685
 Cash and equivalents, beginning of period                      276,745               216              --
                                                          -------------     -------------     -------------
 Cash and equivalents, end of period                      $      55,685     $      56,477     $      55,685
                                                          =============     =============     =============

 Cash paid for interest expense                           $        --       $       1,487     $     149,640
                                                          -------------     -------------     -------------
Non-cash financing activities: Conversion of
  debt to equity                                          $      16,000     $        --
                                                          -------------     -------------

                                   See notes to the financial statements.

                     DEMARCO ENERGY SYSTEMS OF AMERICA, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
             For the Three Months Ended September 30, 2002 and 2001


 Note A- Summary of Significant Accounting Policies
 --------------------------------------------------

 Nature of Operations
 --------------------

 DeMarco Energy Systems of America, Inc. (the Company) was organized under the laws of the State of Utah in 1983. The Company is engaged in the marketing of the DeMarco Energy Systems water-air heating/cooling systems, energy audits, energy related equipment, and the sales and servicing of commercial air filtration devises.

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

 The Company currently has installations in Oregon, Pennsylvania, Washington, Montana, South Dakota, Mississippi, California and Texas.

 In July 1996, the Company organized Cyberlink Systems, Inc. (Cyberlink), a wholly owned subsidiary. Cyberlink was organized to refurbish and market after-market computer components. During March of 1998, Cyberlink ceased operations. A11 components of Cyberlink were disposed of during the fiscal year ended June 30, 1999 and the related results from discontinued operations are reported on the income statements under loss from discontinued operations.

 During the year ended June 30, 2002, the Company purchased the operating assets and customer base of Baker Filter Services, Inc. (the "Acquired Company") for $150,000. The acquired company was in the business of sales and servicing air and grease filtration devises. Demarco is currently continuing operations in these markets.

 Development Stage Company
 -------------------------

 The Company is in the "development stage" and as such is required to present the financial statements from inception. The Company is involved in obtaining a second patent and developing a market for that patent. The Company is considered to be in the development stage until substantial revenues are produced in regard to the operations of the organization.

 Basis of Financial Statements Presentation
 ------------------------------------------

 The consolidated financial statements include the accounts of the Company and its subsidiary (Cyberlink). Inter-company transactions and accounts have been eliminated.

                     DEMARCO ENERGY SYSTEMS OF AMERICA, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
             For the Three Months Ended September 30, 2002 and 2001


 Cash and Cash Equivalents
 -------------------------

 Holdings of highly liquid investments with maturities of three months or less when purchased are considered to be cash equivalents. The carrying amount reported in the balance sheet for cash and cash equivalents approximates its fair value. The Company, at times, maintains cash balances in excess of federally insured amounts. No losses on these funds have been realized at September 30, 2002 or the date of this report.

 Inventory
 ---------

 Inventory is stated at the lower of cost (first-in, first-out) or market.

 Furniture and Equipment
 -----------------------

 Furniture, equipment, and other long-term assets are recorded at historical cost less depreciation and amortization. Depreciation and amortization are accounted for on the straight-line method based on estimated useful lives, which approximate 5- 7 years for equipment and furniture and fixtures, respectively. Purchases and improvements that extend the life of assets are capitalized whereas maintenance, repairs and immaterial purchases are expensed as incurred.

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

                     DEMARCO ENERGY SYSTEMS OF AMERICA, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
             For the Three Months Ended September 30, 2002 and 2001


 Revenue and Cost Recognition
 ----------------------------

 Revenue from construction contracts is recognized using the percentage-of-completion Method. Revenue and costs are measured for each contract by the percentage of costs incurred-to-date to estimated total costs at completion. Other revenues are recognized at the point of sale or as services have been performed and are billable.

 Advertising
 -----------

 The Company's policy is to expense advertising costs as the costs are incurred. Advertising costs of $2,654 and $1,998 have been expensed for the quarters ended September 30, 2002 and 2001, respectively.


 Note B- Patent
 --------------

 During the fiscal year ending June 30, 1999, the Company filed an application with the United States Patent Office for a patent covering a heat pump system using gray water sources, reclaimed water sources and other non-potable water sources. Costs of approximately $9,912 related to the patent application have been capitalized. At September 30, 2002, the patent had not been granted and the eventual approval or denial of this patent application is indeterminable at this time.


 Note C- Convertible Debt Issuance
 ---------------------------------

 The company has outstanding, $1,042,845 and $1,581,000, in convertible debenture bonds at September 30, 2002 and June 30, 2002, respectively. At September 30, 2002, these convertible debenture bonds totaling $1,565,000, were shown net of a beneficial conversion feature discount of $522,155. Bonds with principal value of $161,000 bear interest at 8% per year payable after being held for two years, and are convertible into the Company's common stock at fixed conversion rates ranging from $0.10 to $0.45 per share of common stock, which at date of issuance, approximated the fair value of the common stock. There is not a beneficial conversion feature associated with these bonds. Bonds with principal value of $1,404,000 bearing interest at 10% and maturing from September 26, 2001 to May 1, 2003, contain a beneficial conversion feature which allows the holder to convert the bond's principal value plus accrued interest into shares of common stock at the lesser of $0.15 per share or the average of the lowest three days in the last ten trading days preceding the conversion at a forty (40) percent discount and are convertible at the date of issuance. Interest of $986,957 and $333,267 for the years ended June 30, 2002 and 2001, respectively, was calculated as a function of the excess of market value over the discounted conversion rate of common stock at the date of issuance and was expensed on those dates. However, as convertible debenture bond has a life, interest expense was overstated by $793,556 at June 30, 2002. (See Note J.) The beneficial interest feature calculated in the quarter ended September 30, 2002 amounted to $271,402.

 At September 30, 2002, $40,664 of interest was accrued in relation to the debentures bonds payable. During the quarters ended September 30, 2002 and 2001, approximately $16,000 of debenture bonds were converted into shares of common stock. The bonds and accrued interest are immediately convertible into shares of common stock and are classified as current debt.

                     DEMARCO ENERGY SYSTEMS OF AMERICA, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
             For the Three Months Ended September 30, 2002 and 2001


 Note D - Commitments and Contingencies
 --------------------------------------

 Office Facility Lease
 ---------------------

 The Company has entered into an office facility lease, guaranteed by the Company's President, calling for the following future rents:

 Year ending September 30, 2003   $ 26,180
 Year ending September 30, 2004   $ 26,364
 Year ending September 30, 2005   $ 10,985
                                  --------
                    Total         $ 63,529


 Note E - Earnings (Loss) Per Common Share
 -----------------------------------------
 Earnings (Loss) per common share are computed by dividing net losses by the weighted average number of common share outstanding during the quarter. The weighted average number of common shares outstanding during the quarters ended September 30, 2002 and 2001, was approximately 33,082,162 and 25,705,147 shares, respectively. The fully diluted number of shares outstanding for the quarter ended September 30, 2002 and 2001, was 100,000,000 and 31,929,514,
 respectively.


 Note F - Income Taxes
 ---------------------

 As of June 30, 2002 and 2001, DeMarco Energy Systems, Inc. had net operating loss carry forwards of approximately $4,635,529 and $2,425,000 that expire between 2010 and 2022. They are available to offset future taxable income to the extent permitted under the Internal Revenue Code. The use of these losses to reduce future income taxes will depend on the generation of sufficient taxable income prior to the expiration of the net operating loss carry forwards. In the event of certain changes in the control of DeMarco Energy, there will be an annual limitation on the amount of net operating loss carry forwards which can be used. No tax benefit has been reported in the financial statements for the quarters ended September 30, 2002 and 2001, because the loss carry forwards may expire unused.


 Note G - Related Party Transactions
 -----------------------------------

 The president of the company has advanced cash to the Corporation to fund operational deficits. The president converted $236,822 and $20,926 of principle and accrued interest, respectively, into 4,824,940 shares of common stock during the year ended June 30, 2002. The loans bear interest at 8% and $10,164 and $0 of principal and interest, respectively, is outstanding at September 30, 2002.

 Additionally, the president deferred salary from the Corporation at the rate of $175,000 per annum until March 31, 2003. At September 30, 2002, $27,767 of deferred salary is outstanding.

 During the year ending June 30, 1999, the chairman of the board passed away. His estate forgave $66,356 owed by the company to him. The resultant gain from the forgiveness of debt is included as an extraordinary gain on the cumulative income statement.

 Note H - Fair Values of Financial Instruments
 ---------------------------------------------

 The Company's financial instruments consist of cash and notes payable. The Company estimates that the fair values of all financial instruments does not differ materially from the aggregate carrying values of its financial instruments recorded on the accompanying balance sheets. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. Considerable judgment is necessarily required in interpreting market data to develop the estimates of fair value, and accordingly, the estimates are not necessarily indicative of the amounts that the Company could realize in a current market exchange. None of the financial instruments are held for trading purposes.


 Note I - Going Concern
 ----------------------

 As shown in the accompanying financial statements, the Company incurred net operating losses of $448,450 and $176,601 for the quarters ended September 30, 2002 and 2001, and has an accumulated deficit of $5,165,240, which raise substantial doubt about the Company's ability to continue as a going concern. The Company's management intends to raise capital through equity offerings and expects that $1,042,845 of convertible debenture bonds payable will be converted to common stock. The Company's management has also increased their marketing efforts to raise revenues. The financial statements do not include any adjustments that might be necessary if the Corporation is unable to continue as a going concern.


 Note J - Prior Period Adjustment
 --------------------------------

 At June 30, 2002, the beneficial conversion feature amount of $986,957 related to the $1,000,000 in convertible debentures was expensed entirely. However, as the life of the convertible instrument was one year from the date of issuance, the beneficial conversion feature should be amortized over the remaining life of the debt regardless of when the convertible instrument is convertible by the holder.

 As such, net income was understated and interest expense was overstated by $793,556 at June 30, 2002.

 Retained Deficit Accumulated during the
   Development Stage, as previously reported                  $(5,510,346)
 Less: Overstated Interest Expense                                793,556
 Retained Deficit Accumulated during the                      -----------
   Development Stage, as restated                             $(4,716,790)

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Business

         DeMarco Energy Systems, Inc., a Texas corporation, began operations in June 1983. We completed a reverse merger with a shell corporation on December 1, 1989, thereby becoming a publicly traded corporation, and changed the name of our company to DeMarco Energy Systems of America Inc., a Utah corporation.

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

         The Energy Miser system is a geothermal heat pump system that uses water to provide the thermal energy needed to heat and cool. Our system is different in that it utilizes municipal water mains, reused water or any other managed water supply. There is not a need for ground loops, wells, chillers, cooling towers or boilers. Although some government regulators and others have expressed concerns about the integrity of the water, we believe the concerns are unfounded because the water simply passes through a double walled plate heat exchanger with no chance of contamination and is returned to the water source with only a slight temperature change.

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

         To overcome these government concerns regarding the utilization of the potable water supply, we have filed a second patent application with the United States Patent office. This patent is for an installation technology that relates to heat pumps that are automatically thermodynamically balanced to operate at optimum conditions using water, and in this case reuse water systems. This patent, while similar to our current patent, was designed to utilize reuse water from private, public or other types of managed secondary water lines with the Energy Miser heating and cooling system. Reuse water is defined as treated sewer water that falls below the standards of drinking water. Reuse water has been used in secondary water systems for watering lawns and charging fire hydrants, as well as other non-potable water applications. It has only been in recent years that the secondary water systems have been given greater consideration due to water shortages. If this patent is granted we believe that government agencies will be much less reluctant to allow us to tap into reuse water mains, although we can give no assurances that they will be receptive. We have received comments from the Patent Office and are currently formulating a response to those comments.

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

         To complement our energy efficient systems, in May 2002, we completed the purchase of substantially all of the assets of Baker's Filter Service, Inc. ("BFS"), a Waco Texas based heating and air conditioning filter service's company. BFS sells, installs and provides monthly maintenance services for air filters used by retail and commercial businesses in connection with their heating and air conditioning systems. For many businesses this is one of the most neglected maintenance items yet potentially one of the most costly. Clogged or neglected air filters restrict airflow, which can result in high-energy bills, dirty coils, and in the worst cases, compressor burn out. For a monthly maintenance fee, we will install, maintain and change out a business's air filter, resulting in potentially significant savings. We are initially maintaining the BFS name for this segment of our business, but have transferred all filter sales, billing, accounts receivable and customer contact to our headquarters offices in Austin, Texas. We hope to expand this new services segment of our business by acquiring companies similar to BFS located in other geographic areas or by licensing distributorships for the air filter maintenance business to independent distributors who would handle the actual maintenance while we perform the centralized tasks listed above for a pre-determined percentage fee.

         A DeMarco Energy Systems of America, Inc. filter services distributorship (through DeMarco Filter Systems (DFS)), is a unique opportunity in which the distributor is able to start a business with a positive cash flow and a substantial profit from the very first day. DFS has uniquely packaged the filter service business so that a distributor can purchase, operate, pay for, and manage their own business. A filter service business is a business in which the distributor changes the air filters for almost any air flow system. The DFS distributorship concept allows the distributor the freedom to expand and grow their business while enjoying a great cash flow. It is expected that all distributorships will grow at a rate of 20% per annum, however we can give no assurances that such cash flows or growth factors will occur.

         The DFS distributorship will be a turnkey operation in which the distributor will start with all the sales, tools, inventory and equipment necessary to operate the business. The typical loan for the rights to a distributorship will require a small down payment and a pay-back period of five years on the loan. DFS has a unique buy-back feature and right of first refusal feature that greatly minimizes the risk of the loan. The distributor has to maintain only a small amount of working capital. DFS will provide management assistance to include accounts receivable accounting, bookkeeping, sales and payroll reports, new sales assistance, installation assistance and most other management assistance that may be required.

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

Recent Events/Future Plan of Operation

         The quarter ended September 30, 2002 has been a period of reorganization for the company. We have made significant changes in job responsibilities and completely revamped the Board of Directors (See "Employees/Directors"). We feel that these changes will allow us to focus on increasing sales efforts of our products and maximizing shareholder value. We increased our Board of Directors from 3 to 4 seats and appointed individuals with many years of marketing and business management experience. In conjunction with these changes, the Board of Directors voted to move the entire authority and daily responsibilities from the position of President as defined in the corporate by-laws and vest those responsibilities in the position of the Chief Operating Officer. This move will allow our President, Mr. Victor DeMarco, to focus on national and international municipal water geothermal product sales for our Energy Miser as well as traditional ground loops systems. In this area we will be primarily targeting the residential market.

         As previously mentioned we acquired the assets of a filter service business located in Waco, Texas during the quarter ended June 30, 2002. In August 2002, we employed a manager for filter sales who has been tasked with increasing sales for filter services in all current and future markets in which we intend to expand. As a result of these efforts we were able to increase filter service sales in the Waco market by approximately 50% over the previous quarter. In October 2002, we expanded the filter service segment to include the San Antonio, Texas market. Immediate plans include expanding into the larger cities in Texas. Our focus is on the filter services distributorship concept and we intend to sell our Waco operation to a distributor in that market. Future expansions will utilize the distributorship concept.

         We cannot give any assurances that this reorganization or our plan of operations will be successful in generating sales or creating shareholder value.

Description of Property

         We occupy approximately 2,197 square feet of office space at 12885 Hwy 183, Suite 108-A, Austin, Texas 78750. We own no property other than office furniture, equipment, software, filter inventory and the patent for the Energy Miser System.

Employees/Directors

         During the quarter we made significant changes in management and Board of Directors responsibilities. The following is a summary of those changes:

         Management changes:

         In August 2002, we appointed Mr. Bob Poynter as Manager of Filter Sales. His responsibilities are to increase our filter segment sales and distributorships.

         In November 2002, we removed many of the day-to-day responsibilities of Mr. Victor DeMarco, President, so he can focus on increasing our geothermal product sales. He also vacated the position of Chief Operating Officer. Mr. DeMarco took a voluntary 66% reduction in salary in July 2002 retroactive to April 2002. This reduction was taken in light of the current economic climate and to accelerate the timing of the company's goal to achieving operating profitability. This salary will be restored upon achieving an adequate profit level.

         In November 2002, we appointed Mr. Brian Winterowd as Chief Operating Officer and Secretary. His responsibilities will include the day-to-day management and guidance of the company's business operations. Mr. Winterowd receives no compensation at this time for his services.

         In November 2002, Mr. William Berry assumed the position of Chief Financial Officer and Treasurer. He has been serving as a financial consultant for the company for the past few months.

         Board of Director changes:

         Mrs. Mary DeMarco resigned as Secretary of the Board of Directors in November 2002 to facilitate the new alignment of responsibilities.

         Mr. Victor DeMarco vacated the position of Chairman of the Board in November but will continue as a Board member.

         Mr. Brian Winterowd joined the Board of Directors in November 2002 as Secretary of the Board. Mr. Winterowd, age 45, is the president and sole owner of Landscape Concepts, Inc. of Austin, Texas since 1987. He has been a shareholder of DeMarco Energy for a number of years and brings many years of business management experience to the company. He graduated from Kansas State University in 1983 with a Masters in Business Administration.

         Mr. Robin Jones joined the Board of Directors in November 2002 as Vice Chairman. Mr. Jones, age 40, graduated from Angelo State University in 1984 with a Bachelors in Business Administration in finance and real estate. He obtained his real estate broker's license in 1986. He currently owns a granite slab company, Legacy Stone, that he opened in 2000 and the real estate/investment company, R.Jones & Associates, which he opened in 1986.

         William Berry was appointed to the Board of Directors in April 2002. In November 2002 he was appointed Chairman of the Board. Mr. Berry graduated from the University of Texas at Austin in January 1970, with a Bachelors of Business Administration and a major in accounting. He was employed by a regional accounting firm located in Mineral Wells, Texas and Dresser Industries from 1970 to September 1977. He became a Certified Public Accountant in August 1977, and joined the family accounting business in September 1977. Mr. Berry still operates this accounting practice, which has been in existence since 1958.

         We do not currently compensate any of our Board members for serving in these positions.

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

Financial Condition and Changes in Financial Condition

Overall Operating Results:

         Three months ended September 30, 2002 compared to three months September 30, 2001:

         We had gross revenues of approximately $52,400 for the quarter ended September 30, 2002. Prior year quarter revenues were approximately $54,200. Cost of sales for the current quarter were approximately $22,800 which resulted in a gross margin of approximately $29,600 or 56.4%. The comparable cost of sales and margin for the prior year quarter were approximately $43,800 and approximately $10,300 or 19.1% respectively. The increase in gross margin is primarily attributable to the addition of the filter service business which has lower cost per unit than the geothermal products. We anticipate that filter sales will contribute significantly to our operations for the fiscal year ending June 30, 2003 and thereafter, however, we can give no assurance that such sales will develop.

         Our total expenses for the current quarter were approximately $478,000 versus $186,900 for last year, which represents an increase of approximately $291,100 or 156%.

         Operating expenses for the current year quarter totaled approximately $478,000. Company payroll was $67,900, which includes the previously cited voluntary reduction in salary by Mr. DeMarco. Legal and accounting fees were $48,500 incurred in connection with the registration of approximately 26,900,000 shares of our common stock and our annual audit. Interest expense on convertible debentures was approximately $312,000 and includes approximately $271,000 in non-cash interest from the beneficial conversion feature. We incurred $10,200 in travel related expenses related to our new filter service business. Management anticipates that legal and accounting fees will decrease dramatically for the near future since the common stock registration process has been completed. Our ongoing expenses will focus on marketing and business operations.

         Our operating expenses for the quarter ended September 30, 2001 totaled approximately $186,900. Our primary expense was for company payroll, which totaled $94,000. Legal and accounting fees amounted to $32,700 and were incurred in connection with the registration of approximately 22,800,000 additional shares of our common stock with the Securities and Exchange Commission. Interest expense was $23,300.

         We incurred a net loss for the current quarter of approximately $448,000 as compared to a net loss of $176,600 from continuing operations for the prior year quarter.

Liquidity and Capital Resources:

         We have been financed by loans from our President, Victor DeMarco. As of September 30, 2002 we are indebted to Mr. DeMarco in an amount of $37,900 for these loans and his deferral of salary. In addition, we have been financed by the issuance of convertible debentures.

         On August 25th and August 28th 2000, we issued the last of the series of convertible debentures bearing 8% interest. These two debentures totaled $57,500 and $26,180 respectively, and were part of a total of $229,380 raised from January through August 2000. The proceeds were utilized for repayment of accounts payable and operating expenses. As of September 30, 2002, $161,000 of these debentures remain outstanding.

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

         On March 26, 2002, we entered into an agreement with the Selling Stockholders for the private placement of $1,000,000 of the Company's 2002 Convertible Debentures. These debentures are convertible into shares of the Common Stock of the Company. The funding of the 2002 Convertible Debentures occurred in two phases with the first $700,000 (less legal expenses and consulting fees of $92,000) being received by the Company on March 28, 2002 and the remaining $300,000 being received on July 2, 2002. The Company used $150,000 of these funds to purchase a heating and air conditioning filter service business and plans to utilize the remaining net proceeds for marketing and sales promotion, internal corporate infrastructure development and general operating expenses.

         We had an unrestricted cash balance of approximately $55,700 at September 30, 2002 as compared to a cash balance of $276,700 at June 30, 2002. In addition, we have outstanding convertible debentures in the amount of $1,042,845 as of September 30, 2002. We anticipate that we will need additional funding to substantially increase our marketing presence in the future. We cannot assure you that these efforts will have the desired effect of increasing sales or profitability.

         We had a net working capital deficit of approximately $1,160,700 at September 30, 2002 as compared to a working capital deficit of $1,520,300 at June 30, 2002. However, we anticipate that all of the convertible denture holders ($1,042,845 net of beneficial conversion discount of $522,155 at September 30, 2002) will convert their debt into shares of common stock over time but we can give no assurance that they will convert.

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

In April 2002, the FASB issued Statement 145, Recision of FASB Statements 4, 44, and 64 and Amendment of FASB 13. This Statement addresses financial accounting and reporting associated with the extinguishment of certain debts and leases. The Company does not believe that the adoption of this pronouncement will have a material effect on its financial statements.

In June 2002, the FASB issued Statement 146, Accounting for Costs Associated with Exit or Disposal Activities. This Statement will be effective after December 31, 2002. The Company does not believe that the adoption of this pronouncement will have a material effect on its financial statements.

In October 2002, the FASB issued Statement 147, Acquisitions of Certain Financial Institutions. This Statement will be effective October 1, 2002, but will have no effect on the Company's financial statements.

Inflation

         The Company's results of operations have not been affected by inflation and management does not expect inflation to have a significant effect on its operations in the future.


ITEM 3.  CONROLS AND PROCEDURES

         Based on the evaluation conducted by Brian Winterowd, Chief Operating Officer, and William Berry, Chief Financial Officer, as of a date within 90 days of the filing date of this quarterly report ("Evaluation Date"), of the effectiveness of the Company's disclosure controls and procedures, Brian Winterowd and William Berry concluded that, as of the Evaluation Date, (1) there were no significant deficiencies or material weaknesses in the Company's disclosure controls and procedures, (2) there were no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the Evaluation Date and (3) no corrective actions were required to be taken.

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

         On July 30, 2002, we issued 16,667 shares of restricted common stock to Mr. John Adams pursuant to a employment severance agreement.


ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None


ITEM 5. OTHER INFORMATION

None


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

b. Reports on Form 8-K

         On November 15, 2002 we filed a current report on Form 8-K announcing a change in the company's independent accountants. On October 28, 2002, the company engaged the firm of Sprouse &Anderson, LLP ("Sprouse & Anderson") as the company's independent certified public accountants to audit the company's financial statements on an ongoing basis. At the same time, the company terminated the engagement of Robnett &Company, P.C. ("Robnett"), previously the company's independent public accountant. This change in independent certified public accountants was approved by the Board of Directors. During the two most recent fiscal years and all subsequent interim periods preceding the termination of the engagement of Robnett, there were no disagreements with Robnett on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure.

                                   Signatures

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           (Registrant)  DEMARCO ENERGY SYSTEMS OF AMERICA, INC.

                                    By:  /s/  Brian Winterowd
                                         --------------------------------
                                         Brian Winterowd, Chief Operating
                                         Officer

                                  Date:  November 19, 2002


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                                    By:  /s/ Brian Winterowd
                                         --------------------------------
                                         Brian Winterowd, Chief Operating
                                         Officer and Director

                                  Date:  November 19, 2002



                                    By:  /s/ William C. Berry
                                         ---------------------------------
                                         William C. Berry, Chief Financial
                                         Officer, Treasurer and Chairman
                                         of the Board

                                  Date:  November 19, 2002

                              FORM OF CERTIFICATION
                       PURSUANT TO RULE 13a-14 AND 15d-14
              UNDER THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED

                                 CERTIFICATIONS

         I, Brian Winterowd, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of DeMarco Energy Systems of America, Inc.

2. Based on my knowledge, this quarterly report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days of the filing date of this quarterly report (the "Evaluation Date"); and

         (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

         (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize, and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 19, 2002                /s/  Brian Winterowd
                                       ----------------------------------------
                                       Brian Winterowd, Chief Operating Officer

                              FORM OF CERTIFICATION
                       PURSUANT TO RULE 13a-14 AND 15d-14
              UNDER THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED

                                 CERTIFICATIONS

         I, William C. Berry, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of DeMarco Energy Systems of America, Inc.

2. Based on my knowledge, this quarterly report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days of the filing date of this quarterly report (the "Evaluation Date"); and

         (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

         (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize, and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 19, 2002                /s/ William C. Berry
                                       ---------------------------------
                                       William C. Berry, Chief Financial
                                       Officer, Treasurer

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of DeMarco Energy Systems of America, Inc. on Form 10-QSB for the period ended September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned, in the capacities and on the dates indicated below, hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of his knowledge:

1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operation of the Company.

                             Date: November 19, 2002

                             /s/ Brian Winterowd
                             ----------------------------------------
                             Brian Winterowd, Chief Operating Officer

                             /s/ William C. Berry
                             ---------------------------------
                             William C. Berry, Chief Financial
                             Officer, Treasurer