Form 10QSB
period 2002-12-31
DEMARCO ENERGY SYSTEMS OF AMERICA INC
filed 2003-03-04
CIK 1093993

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period ended December 31, 2002

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of February 18, 2003, the Company had outstanding 39,257,192 shares of its common stock, par value $0.001.

                                TABLE OF CONTENTS

                             ITEM NUMBER AND CAPTION                     PAGE
                                                                         ----
PART I

  ITEM 1.    FINANCIAL STATEMENTS                                          3
  ITEM 2.    MANAGEMENT'S DISCUSSION AND PLAN OF OPERATIONS               14
  ITEM 3.    CONTROLS AND PROCEDURES                                      18


PART II

  ITEM 1.    LEGAL PROCEEDINGS                                            19
  ITEM 2.    CHANGES IN SECURITIES                                        19
  ITEM 3.    DEFAULTS UPON SENIOR SECURITIES                              20
  ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS          20
  ITEM 5.    OTHER INFORMATION                                            20
  ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K                             20

ITEM 1.  FINANCIAL STATEMENTS

                     DEMARCO ENERGY SYSTEMS OF AMERICA, INC.
                          (A Development Stage Company)

                                 BALANCE SHEETS
                    As Of December 31, 2002 and June 30, 2002

                                     ASSETS
                                                     (Unaudited)     (Audited)
                                                        As Of          As Of
                                                     December 31      June 30
                                                        2002           2002
                                                     -----------    -----------
Current Assets
   Cash and Equivalents                              $     6,909    $   276,745
   Inventory                                               7,330          7,533
   Accounts Receivable                                   223,648            962
   Prepaid Expenses                                        8,415              0
                                                     -----------    -----------
      Total Current Assets                               246,302        285,240
                                                     -----------    -----------
Fixed Assets
   Furniture, Fixtures and Equipment                     224,653        199,131
   Less:  Accumulated Depreciation                      (168,439)      (162,008)
                                                     -----------    -----------
      Total Fixed Assets                                  56,214         37,123
                                                     -----------    -----------
Other Assets
   Goodwill                                               36,355        126,355
   Patent                                                  9,912          9,912
   Deposits                                                1,000          1,000
                                                     -----------    -----------
      Total Other Assets                                  47,267        137,267
                                                     -----------    -----------

                     TOTAL ASSETS                    $   349,783    $   459,630
                                                     ===========    ===========

          LIABILITIES AND SHAREHOLDERS CAPITAL

Current Liabilities
   Accounts Payable                                  $    62,848    $    76,908
   Other Accrued Liabilities                             129,723         80,839
   Convertible Debentures                              1,199,748      1,581,000
   Due To Related Parties                                 29,395         66,790
   Note Payable to Bank                                   43,565              0
                                                     -----------    -----------
      Total Current Liabilities                        1,465,279      1,805,537
                                                     -----------    -----------
Shareholders' Capital
   Common Stock, Par Value $0.001,
     100,000,000 authorized 39,257,192
     and 32,190,492, respectively,
     issued and outstanding                               39,257         32,190
   Additional Paid-In Capital                          4,404,309      4,185,399
   Subscription Reveivable                               (53,150)       (53,150)
   Retained Deficit Accumulated During
     the Development Stage                            (5,505,912)    (5,510,346)
                                                     -----------    -----------
                                                      (1,115,496)    (1,345,907)
                                                     -----------    -----------

     TOTAL LIABILITIES AND SHAREHOLDERS' CAPITAL     $   349,783    $   459,630
                                                     ===========    ===========

                     See notes to the financial statements.

                     DEMARCO ENERGY SYSTEMS OF AMERICA, INC.
                          (A Development Stage Company)

                             STATEMENT OF OPERATIONS
              For The Three Months Ended December 31, 2002 and 2001


                                                      (Unaudited)   (Unaudited)
                                                         2002          2001
                                                      -----------   -----------
Revenues
   Sales                                              $    18,372   $      --
   Royalties                                                    0             0
   Sale of Filter Distributorships                        200,000             0
   Service Revenues                                        26,082             0
   Other Income                                             5,506             0
                                                      -----------   -----------

      Total Revenues                                      249,960             0
                                                      -----------   -----------
Cost of Revenues
   Costs of Goods Sold - Sales                             15,100             0
   Cost Of Distributorships Sold                          119,101             0
   Costs of Goods Sold - Service Revenues                   9,958             0
                                                      -----------   -----------

      Cost of Goods Sold                                  144,159             0
                                                      -----------   -----------

         Gross Margin                                     105,801             0
                                                      -----------   -----------
Other Costs and Expenses
   Selling and Administrative                             168,677       249,993
   Amortization and Depreciation                            4,146         2,516
   Interest                                               308,903        21,775
   Loss from Extinguishment of Debt in Stock                    0             0
                                                      -----------   -----------

      Total Costs and Expenses                            481,726       274,284
                                                      -----------   -----------
Loss Before Discontinued Operations and
  Extraordinary Items                                    (375,925)     (274,284)
                                                      -----------   -----------
Discontinued Operations
   Loss from Operations, Discontinued Subsidiary                0             0
   Loss from Disposal of Assets, Subsidiary                     0             0
                                                      -----------   -----------

                                                                0             0
                                                      -----------   -----------
Extraordinary Items
   Forgiveness of Debt                                          0             0
   Unrealized Gain from Debt to be
     Extinguished in Stock                                      0             0
                                                      -----------   -----------

                                                                0             0
                                                      -----------   -----------

NET  LOSS                                             $  (375,925)  $  (274,284)
                                                      ===========   ===========

Earnings Per Share - Basic                            $    (0.010)  $    (0.010)
Earnings Per Share - Fully Diluted                    $    (0.003)  $    (0.007)


                     See notes to the financial statements.

                             DEMARCO ENERGY SYSTEMS OF AMERICA, INC.
                                  (A Development Stage Company)

                                     STATEMENT OF OPERATIONS
                       For The Six Months Ended December 31, 2002 and 2001
                        And Cumulative Since Inception (January 19, 1983)


                                                                                    Cumulative
                                                    (Unaudited)     (Unaudited)        Since
                                                       2002            2001          Inception
                                                    -----------     -----------     -----------
Revenues
   Sales                                            $    37,793     $    54,170     $   870,847
   Royalties                                                  0               0          71,040
   Sale of Filter Distributorships                      200,000               0         200,000
   Service Revenues                                      52,833               0          59,130
   Other Income                                          11,768               0          88,273
                                                    -----------     -----------     -----------

      Total Revenues                                    302,394          54,170       1,289,290
                                                    -----------     -----------     -----------
Cost of Revenues
   Costs of Goods Sold - Sales                           33,045          43,836          92,029
   Cost Of Distributorships Sold                        119,101               0         119,101
   Costs of Goods Sold - Service Revenues                14,860               0          15,844
                                                    -----------     -----------     -----------

      Cost of Goods Sold                                167,006          43,836         226,974
                                                    -----------     -----------     -----------

         Gross Margin                                   135,388          10,334       1,062,316
                                                    -----------     -----------     -----------
Other Costs and Expenses
   Selling and Administrative                           313,371         410,977       4,950,162
   Amortization and Depreciation                          6,686           5,122         170,214
   Interest                                             620,969          45,122       1,451,760
   Loss from Extinguishment of Debt in Stock                  0               0          38,250
                                                    -----------     -----------     -----------

      Total Costs and Expenses                          941,026         461,221       6,610,386
                                                    -----------     -----------     -----------

Loss Before Discontinued Operations and
  Extraordinary Items                                  (805,638)       (450,887)     (5,548,070)
                                                    -----------     -----------     -----------
Discontinued Operations
   Loss from Operations, Discontinued Subsidiary              0               0         (10,032)
   Loss from Disposal of Assets, Subsidiary                   0               0         (19,866)
                                                    -----------     -----------     -----------

                                                              0               0         (29,898)
                                                    -----------     -----------     -----------
Extraordinary Items
   Forgiveness of Debt                                        0               0          66,356
   Unrealized Gain from Debt to be
     Extinguished in Stock                                    0               0           5,700
                                                    -----------     -----------     -----------

                                                              0               0          72,056
                                                    -----------     -----------     -----------

NET  LOSS                                           $  (805,638)    $  (450,887)    $(5,505,912)

Earnings Per Share - Basic                          $    (0.022)    $    (0.017)
Earnings Per Share - Fully Diluted                  $    (0.007)    $    (0.011)

                             See notes to the financial statements.

                                               DEMARCO ENERGY SYSTEMS OF AMERICA, INC.
                                                    (A Development Stage Company)
                                                 STATEMENTS OF STOCKHOLDERS' CAPITAL
                                                From Inception to December 31, 2002

                                                                                                        Retained
                                                                                                         Deficit
                                                         Shares of                                     Accumulated
                                           Common         Common         Additional                     During the
                                          Stock at         Stock         Paid - In     Subscriptions   Development
                                        Par $(0.001)    Outstanding       Capital       Receivable        Stage           Total
                                        ------------    ------------    ------------   ------------    ------------    ------------
Balance at June 30, 1988                $       --      $       --      $       --     $       --      $       --      $       --

  Issuance of 38,000,000 Shares
    of Common Stock at Acquisition
    of Corporate Shell                        38,000      38,000,000         111,306           --              --           149,306

  Reduction of 37,050,000 Shares
    of Common Stock in 40 to 1
    reverse stock split                      (37,050)    (37,050,000)           --             --              --           (37,050)

  Issuance of 12,092,105 Shares
    of Common Stock                           12,092      12,092,105          68,625           --              --            80,717

  Net Loss                                      --              --              --             --          (150,093)       (150,093)
                                        ------------    ------------    ------------   ------------    ------------    ------------

Balance at June 30, 1989                      13,042      13,042,105         179,931           --          (150,093)         42,880

  Net Loss                                      --              --              --             --           (39,703)        (39,703)
                                        ------------    ------------    ------------   ------------    ------------    ------------

Balance at June 30, 1990                      13,042      13,042,105         179,931           --          (189,796)          3,177

  Net Loss                                      --              --              --             --           (98,180)        (98,180)
                                        ------------    ------------    ------------   ------------    ------------    ------------

Balance at June 30, 1991                      13,042      13,042,105         179,931           --          (287,976)        (95,003)

  Issuance of 3,864,849 Shares
    of Common Stock                            3,865       3,864,849         459,298           --              --           463,163

  Net Loss                                      --              --              --             --          (200,779)       (200,779)
                                        ------------    ------------    ------------   ------------    ------------    ------------

Balance at June 30, 1992                      16,907      16,906,954         639,229           --          (488,755)        167,381

  Issuance of 1,886,884 Shares
    of Common Stock                            1,887       1,886,884          96,031           --              --            97,918

  Net Loss                                      --              --              --             --          (150,068)       (150,068)
                                        ------------    ------------    ------------   ------------    ------------    ------------

Balance at June 30, 1993                      18,794      18,793,838         735,260           --          (638,823)        115,231

  Issuance of 1,424,752 Shares
    of Common Stock                            1,425       1,424,752         451,143           --              --           452,568

  Net Loss                                      --              --              --             --          (250,529)       (250,529)
                                        ------------    ------------    ------------   ------------    ------------    ------------

Balance at June 30, 1994                      20,219      20,218,590       1,186,403           --          (889,352)        317,270

  Issuance of 246,400 Shares
    of Common Stock                              246         246,400         234,633           --              --           234,879

  Net Loss                                      --              --              --             --          (253,198)       (253,198)
                                        ------------    ------------    ------------   ------------    ------------    ------------

Balance at June 30, 1995                      20,465      20,464,990       1,421,036           --        (1,142,550)        298,951

  Issuance of 393,590 Shares
    of Common Stock                              393         393,590         212,640           --              --           213,033

  Net Loss                                      --              --              --             --          (214,625)       (214,625)
                                        ------------    ------------    ------------   ------------    ------------    ------------

Balance at June 30, 1996                      20,858      20,858,580       1,633,676           --        (1,357,175)        297,359

  Issuance of 10,315,560 Shares
    of Common Stock                           10,316      10,315,560         329,298           --              --           339,614

  Subscriptions Receivable                      --              --              --         (189,080)           --          (189,080)

  Net Loss                                      --              --              --             --          (150,866)       (150,866)
                                        ------------    ------------    ------------   ------------    ------------    ------------

Balance at June 30, 1997                      31,174      31,174,140       1,962,974       (189,080)     (1,508,041)        297,027

  Issuance of 446,000 Shares
    of Common Stock                              446         446,000         141,792        (15,800)           --           126,438

  Net Loss                                      --              --              --             --          (439,498)       (439,498)
                                        ------------    ------------    ------------   ------------    ------------    ------------

Balance at June 30, 1998                      31,620      31,620,140       2,104,766       (204,880)     (1,947,539)        (16,033)


                     See notes to the financial statements.

                                               DEMARCO ENERGY SYSTEMS OF AMERICA, INC.
                                                    (A Development Stage Company)
                                                 STATEMENTS OF STOCKHOLDERS' CAPITAL
                                                From Inception to December 31, 2002

                                                                                                        Retained
                                                                                                         Deficit
                                                         Shares of                                     Accumulated
                                           Common         Common         Additional                     During the
                                          Stock at         Stock         Paid - In     Subscriptions   Development
                                        Par $(0.001)    Outstanding       Capital       Receivable        Stage           Total
                                        ------------    ------------    ------------   ------------    ------------    ------------
Balance at June 30, 1998 -                    31,620      31,620,140       2,104,766       (204,880)     (1,947,539)        (16,033)
  Continued

  Redemption of 9,166,483 Shares
    of Common Stock                           (9,166)     (9,166,483)        119,126         (5,650)           --           104,310

  Net Loss                                      --              --              --             --          (216,840)       (216,840)
                                        ------------    ------------    ------------   ------------    ------------    ------------

Balance at June 30, 1999                      22,454      22,453,657       2,223,892       (210,530)     (2,164,379)       (128,563)

  Issuance of 383,757 Shares
    of Common Stock                              384         383,757          20,436           --              --            20,820

  Net Loss                                      --              --              --             --          (270,669)       (270,669)
                                        ------------    ------------    ------------   ------------    ------------    ------------

Balance at June 30, 2000                      22,838      22,837,414       2,244,328       (210,530)     (2,435,048)       (378,412)

  Issuance of 2,094,433 Shares
    of Common Stock                            2,094       2,094,433         (57,589)       157,380            --           101,885

  Beneficial Conversion Feature
    of Convertible Debt                         --              --           333,267           --              --           333,267

  Net Loss                                      --              --              --             --        (1,086,916)     (1,086,916)
                                        ------------    ------------    ------------   ------------    ------------    ------------

Balance at June 30, 2001                      24,932      24,931,847       2,520,006        (53,150)     (3,521,964)     (1,030,176)

  Issuance of 7,252,012 Shares
    of Common Stock                            7,258       7,258,645         678,436           --              --           685,694

  Beneficial Conversion Feature
    of Convertible Debt                         --              --           986,957           --              --           986,957

  Net Loss                                      --              --              --             --        (1,988,382)     (1,988,382)
                                        ------------    ------------    ------------   ------------    ------------    ------------
Balance at June 30, 2002
  as previously reported                $     32,190      32,190,492    $  4,185,399   $    (53,150)   $ (5,510,346)   $ (1,345,907)

Prior period adjustment:                                                                                    810,072         810,072
                                        ------------    ------------    ------------   ------------    ------------    ------------
Balance June 30, 2002, as restated      $     32,190      32,190,492    $  4,185,399   $    (53,150)   $ (4,700,274)   $   (535,835)

  Issuance of 7,066,700 Shares
    of Common Stock                            7,067       7,066,700         218,910              0               0         225,977

  Beneficial Conversion Feature
    of Convertible Debt                         --              --                 0           --              --                 0

  Net Loss                                         0               0               0              0        (805,638)       (805,638)
                                        ------------    ------------    ------------   ------------    ------------    ------------
Balance December 31, 2002
  (Unaudited)                           $     39,257      39,257,192    $  4,404,309   $    (53,150)   $ (5,505,912)   $ (1,115,496)
                                        ------------    ------------    ------------   ------------    ------------    ------------


                     See notes to the financial statements.

                                          DEMARCO ENERGY SYSTEMS OF AMERICA, INC.
                                               (A Development Stage Company)

                                                  STATEMENT OF CASH FLOWS
                                    For The Six Months Ended December 31, 2002 and 2001
                                     And Cumulative Since Inception (January 19, 1983)


                                                                 (Unaudited)          (Unaudited)
                                                               Six Months Ended     Six Months Ended       (Unaudited)
                                                                 December 31,         December 31,          Cumulative
                                                                     2002                 2001           Since Inception
                                                               ----------------     ----------------     ----------------
 Cash flows from operating activities:
 Net Loss                                                      $       (805,638)    $       (450,887)    $     (5,505,912)
                                                               ----------------     ----------------     ----------------
 Adjustments to reconcile net income to net cash
 provided by operating activities:
     Depreciation and amortization                                        6,686                5,123              170,214
     (Increase) decrease in accounts receivable                        (222,686)              (6,900)            (223,889)
     (Increase) decrease in prepaid expenses                             (8,416)                --                 (8,416)
     Increase in other assets                                              --                   --                 (1,000)
     Increase (decrease) in accounts payable                            (14,060)             (35,027)              58,564
     Increase in accrued liabilities                                     48,884               81,083              210,418
     Non-cash interest from beneficial conversion feature               542,804                 --              1,069,471
     (Increase) decrease in inventories                                     203                 --                 (4,864)
     Non-cash services fees settled in stock                               --                   --                 65,720
     Non-cash penalties settled in stock                                   --                 90,000               90,000
     Loss on disposal of subsidiary's assets                               --                   --                 19,867
                                                               ----------------     ----------------     ----------------
     Total adjustments                                                  353,415              134,279            1,446,085
                                                               ----------------     ----------------     ----------------
 Net cash used by operating activities                                 (452,223)            (316,608)          (4,059,827)

 Cash flow from investing activities:
     Patent                                                                --                   --                 (9,912)
     Manuals development                                                   --                   --                (10,000)
     Property and equipment additions                                   (25,778)              (5,547)            (214,125)
     Increase (decrease) in restricted cash                                --                250,000                 --
     Purchase of business assets and client base                         90,000                 --                (60,000)
                                                               ----------------     ----------------     ----------------
 Net cash (provided) used by investing activities                        64,222              244,453             (294,037)

 Cash flow from financing activities:
     Repayments of long-term debt                                          --                (14,583)             (26,180)
     Proceeds (repayments) of notes to shareholders                     (37,395)              30,220              269,217
     Proceeds (repayments) of convertible debentures                   (113,982)                --              1,570,183
     Proceeds from note payable to bank                                  43,565                 --                 43,565
     Proceeds from issuance of common stock                             225,977               60,000            2,503,748
     Proceeds of debt of related parties                                   --                   --                    240
                                                               ----------------     ----------------     ----------------
 Net cash provided by financing activities                              118,165               75,637            4,360,773

 Net increase (decrease) in cash and equivalents                       (269,836)               3,482                6,909
 Cash and equivalents, beginning of period                              276,745                  261                 --
                                                               ----------------     ----------------     ----------------
 Cash and equivalents, end of period                           $          6,909     $          3,743     $          6,909
                                                               ================     ================     ================

 Cash paid for interest expense                                $          1,927     $          1,919     $        151,567
                                                               ----------------     ----------------     ----------------
Non-cash financing activities: Conversion of debt to equity    $        381,252     $        172,901
                                                               ----------------     ----------------

                     See notes to the financial statements.

                     DEMARCO ENERGY SYSTEMS OF AMERICA, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
               For the Six Months Ended December 31, 2002 and 2001


Note A- Summary of Significant Accounting Policies

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

Development Stage Company

The Company is in the "development stage" and as such is required to present the financial statements from inception. The Company has obtained a second patent and is developing a market for that patent. The Company is considered to be in the development stage until substantial revenues are produced in regard to the overall operations of the organization.

Basis of Financial Statements Presentation

The consolidated financial statements include the accounts of the Company and its subsidiary (Cyberlink). Inter-company transactions and accounts have been eliminated.

                     DEMARCO ENERGY SYSTEMS OF AMERICA, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
               For the Six Months Ended December 31, 2002 and 2001


Cash and Cash Equivalents

Holdings of highly liquid investments with maturities of three months or less when purchased are considered to be cash equivalents. The carrying amount reported in the balance sheet for cash and cash equivalents approximates its fair value. The Company, at times, maintains cash balances in excess of federally insured amounts. No losses on these funds have been realized at December 31, 2002 or the date of this report.

Inventory

Inventory is stated at the lower of cost (first-in, first-out) or market.

Furniture and Equipment

Furniture, equipment, and other long-term assets are recorded at historical cost less depreciation and amortization. Depreciation and amortization are accounted for on the straight-line method based on estimated useful lives, which approximate 5 - 7 years for equipment and furniture and fixtures, respectively. Purchases and improvements that extend the life of assets are capitalized whereas maintenance, repairs and immaterial purchases are expensed as incurred.

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

                     DEMARCO ENERGY SYSTEMS OF AMERICA, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
               For the Six Months Ended December 31, 2002 and 2001


Revenue and Cost Recognition

Revenue from construction contracts is recognized using the percentage-of-completion Method. Revenue and costs are measured for each contract by the percentage of costs incurred-to-date to estimated total costs at completion. Other revenues are recognized at the point of sale or as services have been performed and are billable.

Advertising

The Company's policy is to expense advertising costs as the costs are incurred. Advertising costs of $1,444 and $8,075 have been expensed for the quarters ended December 31, 2002 and 2001, respectively.


Note B- Patent

During the fiscal year ending June 30, 1999, the Company filed an application with the United States Patent Office for a patent covering a heat pump system using gray water sources, reclaimed water sources and other non-potable water sources. Costs of approximately $9,912 related to the patent application have been capitalized. At December 31, 2002, the patent had not been granted, but the eventual approval of this patent application is anticipated.


Note C- Convertible Debt Issuance

The company has outstanding, $1,199,748 and $683,180, in convertible debenture bonds at December 31, 2002 and 2001, respectively. At December 31, 2002, these convertible debenture bonds totaling $1,460,500, were shown net of a beneficial conversion feature discount of $260,752. Bonds with principal value of $76,500 bear interest at 8% to 10 % per year payable after being held for two years, and are convertible into the Company's common stock at fixed conversion rates ranging from $0.10 to $0.45 per share of common stock, which at date of issuance, approximated the fair value of the common stock. There is not a beneficial conversion feature associated with these bonds. Bonds with principal value of $1,384,000 bearing interest at 10% and maturing from September 26, 2001 to May 1, 2003, contain a beneficial conversion feature which allows the holder to convert the bond's principal value plus accrued interest into shares of common stock at the lesser of $0.15 per share or the average of the lowest three days in the last ten trading days preceding the conversion at a forty (40) percent discount and are convertible at the date of issuance. Interest of $986,957 and $333,267 for the years ended June 30, 2002 and 2001, respectively, was calculated as a function of the excess of market value over the discounted conversion rate of common stock at the date of issuance and was expensed on those dates. However, as a convertible debenture bond has a life, interest expense was overstated by $793,556 at June 30, 2002 (See Note J). The beneficial interest feature calculated in the quarter ended December 31, 2002 amounted to $271,402.

At December 31, 2002, $104,456 of interest was accrued in relation to the debenture bonds payable. During the quarters ended September 30, 2002 and 2001, approximately $87,500 and $17,500 of debenture bonds were converted into shares of common stock. The bonds and accrued interest are immediately convertible into shares of common stock and are classified as current debt.

                     DEMARCO ENERGY SYSTEMS OF AMERICA, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
               For the Six Months Ended December 31, 2002 and 2001


Note D -Commitments and Contingencies

Office Facility Lease

The Company has entered into an office facility lease, guaranteed by the Company's President, calling for the following future rents:

Year ending December 31, 2003   $ 25,174

                        Total   $ 25,174
                                --------


Note E -Earnings (Loss) Per Common Share

Earnings (Loss) per common share are computed by dividing net losses by the weighted average number of common shares outstanding during the quarter. The weighted average number of common shares outstanding during the quarter ended December 31, 2002 and 2001, was approximately 38,995,081 and 27,214,742 shares, respectively. The fully diluted number of shares outstanding for the quarter ended December 31, 2002 and 2001, was 100,000,000 and 41,878,264, respectively.


Note F- Income Taxes

As of June 30, 2002 and 2001, DeMarco Energy Systems, Inc. had net operating loss carry forwards of approximately $4,635,529 and $2,425,000 that expire between 2010 and 2022. They are available to offset future taxable income to the extent permitted under the Internal Revenue Code. The use of these losses to reduce future income taxes will depend on the generation of sufficient taxable income prior to the expiration of the net operating loss carry forwards. In the event of certain changes in the control of DeMarco Energy, there will be an annual limitation on the amount of net operating loss carry forwards which can be used. No tax benefit has been reported in the financial statements for the quarter ended December 31, 2002 and 2001, because the loss carry forwards may expire unused.


Note G -Related Party Transactions

The president of the company has advanced cash to the Corporation to fund operational deficits. The president converted $236,822 and $20,926 of principle and accrued interest, respectively, into 4,824,940 shares of common stock during the year ended June 30, 2002. The loans bear interest at 8% and $0 and $0 of principal and interest, respectively, is outstanding at December 31, 2002.

                     DEMARCO ENERGY SYSTEMS OF AMERICA, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
               For the Six Months Ended December 31, 2002 and 2001


Additionally, the president deferred salary from the Corporation at the rate of $175,000 per annum until March 31, 2002. At December 31, 2002, $29,395 of deferred salary is outstanding.

During the year ending June 30,1999, the chairman of the board passed away. His estate forgave $66,356 owed by the company to him. The resultant gain from the forgiveness of debt is included as an extraordinary gain on the cumulative income statement.


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


Note I - Going Concern

As shown in the accompanying financial statements, the Company incurred net operating losses of ($375,925) and ($274,284) for the quarters ended December 31, 2002 and 2001, and has an accumulated deficit of $5,505,912, which raise substantial doubt about the Company's ability to continue as a going concern. The Company's management intends to raise capital through equity offerings and expects that the convertible debenture bonds payable will be converted to common stock. The Company's management has also increased their marketing efforts to raise revenues. The financial statements do not include any adjustments that might be necessary if the Corporation is unable to continue as a going concern.


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

As such, net income was understated and interest expense was overstated by $793,554 at June 30, 2002.

Additionally, interest expense on several of the debentures was computed incorrectly. The interest rate and the terms on several of the debentures were incorrectly stated. Interest expense was overstated by $16,518 and accrued interest payable was overstated by $16,518.

Retained Deficit Accumulated during the Development
   Stage, as previously reported                             $(5,510,346)
Less:  Overstated Beneficial Interest Expense      793,554
       Overstated Accrued Interest Expense          16,518
                                               -----------
                                                                 810,072
                                                             -----------
Retained Deficit Accumulated during the
   Development Stage, as restated                            $(4,700,274)

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
         OR PLAN OF OPERATION

Business

         DeMarco Energy Systems of America Inc., a Utah corporation, is engaged in the marketing of water-air heating/cooling systems and the sales and servicing of commercial air filtration devises.

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

         The Energy Miser system provides the thermal energy needed to heat and cool. Our system is different in that it utilizes municipal water mains, reused water or any other managed water supply. There is not a need for ground loops, wells, chillers, cooling towers or boilers. Although some government regulators and others have expressed concerns about the integrity of the water, we believe the concerns are unfounded because the water simply passes through a double walled plate heat exchanger with no chance of contamination and is returned to the water source with only a slight temperature change.

         To overcome these government concerns regarding the utilization of the potable water supply, we have filed a second patent application with the United States Patent office. This patent is for an installation technology that relates to heat pumps that are automatically thermodynamically balanced to operate at optimum conditions using water, and in this case reuse water systems. This patent, while similar to our current patent, was designed to utilize reuse water from private, public or other types of managed secondary water lines with the Energy Miser heating and cooling system. Reuse water is defined as treated sewer water that falls below the standards of drinking water. If this patent is granted we believe that government agencies will be much less reluctant to allow us to tap into reuse water mains, although we can give no assurances that they will be receptive. We anticipate but cannot guarantee that this patent will be granted in the near future.

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

         To complement our energy efficient systems, in May 2002, we completed the purchase of substantially all of the assets of Baker's Filter Service, Inc. ("BFS"), a Waco Texas based heating and air conditioning filter service's company. We sell, install and provide monthly maintenance services for air filters used by retail and commercial businesses in connection with their heating and air conditioning systems. For many businesses this is one of the most neglected maintenance items yet potentially one of the most costly. Clogged or neglected air filters restrict airflow, which can result in high-energy bills, dirty coils, and in the worst cases, compressor burn out. For a monthly maintenance fee, we install, maintain and change out a business's air filter, resulting in potentially significant savings. We have transferred all filter sales, billing, accounts receivable and customer contact to our headquarters in Austin, Texas. We intend to expand this new service segment of our business into other geographic areas and by licensing distributorships for the air filter maintenance business to independent distributors who would handle the actual maintenance while we perform the centralized tasks listed above for a pre-determined percentage fee.

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

         The DFS distributorship is a turnkey operation in which the distributor will start with all the sales, tools, inventory and equipment necessary to operate the business. The typical loan for the rights to a distributorship will require a small down payment and a pay-back period of five years on the loan. DFS has a unique buy-back feature and right of first refusal feature that greatly minimizes the risk of the loan. The distributor has to maintain only a small amount of working capital. DFS will provide management assistance to include accounts receivable accounting, bookkeeping, sales and payroll reports, new sales assistance, installation assistance and most other management assistance that may be required.

Recent Events/Future Plan of Operation

         Energy Miser Operations

         In August 2002, a manager was employed to lead the geothermal Energy Miser sales area. Since that time the manager, whose experience includes extensive work in HVAC and plumbing installations, has secured $53,000 in sales/installation contracts. Of those contracts, all are now at least 90% completed. Presently, proposals totaling $155,000 for residential geothermal installations are awaiting customer approval.

         During  the  current  quarter  we  completed  the   installation  of  2
geothermal ground loop systems and have not started any new projects.

         We have also entered into an agreement to sell the Energy Miser System in Korea. The buyer is installing these units as part of a prototypical system in order to demonstrate the energy-saving benefits of the Energy Miser, and to promote large volume sales in Korea. We have agreed to assist this client in all possible ways to achieve mutual benefits.

         Filter Service Operations

         During the quarter ended December 31, 2002 we sold our first two filter distributorships in Waco and Temple/Killeen, Texas.

         In January 2003, we sold our third filter distributorship. The area covered under this new distributorship will be the Georgetown/Round Rock, Texas communities and surrounding area. We have received a $15,000 downpayment on this distributorship. This distributorship is approximately 67% built and is expected to close before March 31, 2003.

         Since January 1, 2003 we have received letters of intent and down payments for 2 additional distributorships in the Austin, Texas area. We anticipate that we will be completing the Austin distributorships before June 30, 2003. There are qualified buyers for three more Austin area distributorships and one distributorship in West Texas. These are in various stages of qualifying and initial funding. We anticipate signing initial letters of intent to purchase for at least 2 Austin area distributorships and the West Texas distributorship before March 31, 2003.

         We have recently employed the services of 4 filter salesmen for the Austin and San Antonio markets. They are in the process of closing over $250,000 in annual sales in these markets. They have signed up a major Austin - San Antonio retailer and several other large businesses. We are currently hiring additional sales personnel.

         Our near term plans include the building of 4 to 6 additional distributorships in the San Antonio, Texas market and one more distributorship in the Austin area.

         We cannot give any assurances that our plan of operations will be successful in generating sales or creating shareholder value.

Description of Property

         We occupy approximately 2,197 square feet of office space at 12885 Hwy 183, Suite 108-A, Austin, Texas 78750. We own no property other than office furniture, equipment, software, filter inventory and the patent for the Energy Miser System.

Financial Condition and Changes in Financial Condition

Overall Operating Results:

         Three months ended December 31, 2002 compared to three months ended December 31, 2001:

         We had gross revenues of $249,960 for the quarter ended December 31, 2002. We had no revenue for the prior year quarter. Cost of sales for the current quarter were $144,159 which resulted in a gross margin of $105,801 or 42.3%. Current quarter sales consisted of the completion of 2 geothermal groundloop Energy Miser installations, which resulted in revenue of $18,372; we sold our first two Filter Distributorships in Waco and Temple/Killeen, Texas for revenue of $200,000; filter service revenue totaled $26,082 and interest income amounted to $5,506. We anticipate that filter sales will contribute significantly to our operations for the fiscal year ending June 30, 2003 and thereafter, however, we can give no assurance that such sales will develop.

         Our total expenses for the current quarter were $481,726 versus $274,284 for the prior year quarter, which represents an increase of $207,442 or 75.6%.

         Current quarter expenses consisted primarily of the following:

    o The largest expense incurred was interest expense, which totaled $308,903. This includes a non-cash charge of $271,402 for beneficial conversion interest incurred in connection with the $1,500,000 of convertible debentures previously issued (See "Liquidity and Capital Resources"). We also incurred $35,573 of regular interest on the debentures outstanding. We anticipate that this interest will be converted into shares of our common stock. Other interest incurred on bank debt totaled $1,928.

    o Payroll costs and related benefits were $70,792 as we have recently added marketing staff in order to increase our sales efforts.

    o Consulting fees totaled $25,818, which includes additional marketing efforts.

    o Legal and accounting fees were $15,760 incurred in connection with the independent accounting review of our quarterly financials and for general legal consulting fees.

    o Travel expenses incurred with stepped up marketing efforts were $17,887.

    o Board of Director and our annual shareholder meeting held in December totaled $10,147.

    o    Advertising and marketing expenses were $3,424.

         Our ongoing expenses will focus on marketing and business operations.

         Prior year quarter expenses consisted primarily of the following:

    o    Payroll expenses totaled approximately $77,400.

    o Legal and professional fees amounted to $43,500 and were incurred in connection with the registration of approximately 22,800,000 additional shares of our common stock and compliance filings with the Securities and Exchange Commission.

    o    Interest expense on our outstanding debentures was $25,100.

    o In addition, we incurred a $91,000 one-time charge during the current quarter for penalties as they relate to the issuance of $500,000 of convertible debentures issued in 2000.

         We incurred a net loss for the current quarter of $375,925 as compared to a net loss of $274,284 from continuing operations for the prior year quarter.

Liquidity and Capital Resources:

         We have been financed by loans from our President, Victor DeMarco and the issuance of convertible debentures. As of December 31, 2002 we are indebted to Mr. DeMarco in an amount of $29,395 for his deferral of salary.

         On August 25th and August 28th 2000, we issued the last of the series of convertible debentures bearing 8% interest. These two debentures totaled $57,500 and $26,180 respectively, and were part of a total of $229,380 raised from January through August 2000. The proceeds were utilized for repayment of accounts payable and operating expenses. As of December 31, 2002, $76,500 of these debentures remain outstanding.

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

         On March 26, 2002, we entered into an agreement with these same Debenture Holders for the private placement of $1,000,000 of the Company's 2002 Convertible Debentures. These debentures are convertible into shares of the Common Stock of the Company. The funding of the 2002 Convertible Debentures occurred in two phases with the first $700,000 (less legal expenses and consulting fees of $92,000) being received by the Company on March 28, 2002 and the remaining $300,000 being received on July 2, 2002. The Company used $150,000 of these funds to purchase a heating and air conditioning filter service business and plans to utilize the remaining net proceeds used for marketing and sales promotion, internal corporate infrastructure development and general operating expenses.

         We had an unrestricted cash balance of $6,909 at December 31, 2002 as compared to a cash balance of $276,745 at June 30, 2002. We utilized the cash during this period to increase our marketing efforts and for general operating expenses as noted previously under operating results. Our accounts receivable increased to $223,648 primarily due to the sale of the filter distributorships located in Waco and Temple/Killeen, Texas. In addition, we have outstanding convertible debentures in the amount of $1,199,748 as of December 31, 2002. We recently incurred bank debt totaling $43,565, which was utilized for the purchase of a vehicle used in the filter services business and for general operating expenses. We anticipate that we will need additional funding to substantially increase our marketing presence in the future. We cannot assure you that these efforts will have the desired effect of increasing sales or profitability.

         We had a net working capital deficit of $1,218,977 at December 31, 2002 as compared to a working capital deficit of $1,520,300 at June 30, 2002. However, we anticipate that all of the convertible denture holders included in this working capital deficit ($1,199,748 balance at December 31, 2002) will convert their debt into shares of common stock over time but we can give no assurance that they will convert.

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

         In April 2002, the FASB approved for issuance Statements of Financial Accounting Standards No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of SFAS 13, and Technical Corrections" ("SFAS 145"). SFAS 145 rescinds previous accounting guidance, which required all gains and losses from extinguishment of debt be classified as an extraordinary item. Under SFAS 145 classification of debt extinguishment depends on the facts and circumstances of the transaction. SFAS 145 is effective for fiscal years beginning after May 15, 2002 and adoption is not expected to have a material effect on the Company's financial position or results of its operations.

         In July 2002, the FASB issued Statements of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" (SFAS 146). SFAS 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by SFAS 146 include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. SFAS 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The adoption of SFAS 146 is not expected to have a material effect on the Company's financial position or results of its operations.

         In December 2002, the FASB issued Statements of Financial Accounting Standards No. 148 "Accounting for Stock-Based Compensation Transition and
Disclosure". This Statement amends FASB Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The adoption of SFAS 148 is not expected to have a material effect on the Company's financial position or results of its operations.


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

         During the eight-month period from January through August 2000, we issued a series of convertible debentures bearing 8% interest. A total of $229,380 was raised from this issuance. The debentures mature in 24 months from the time of issue. Interest payments are calculated quarterly and totaled upon conversion and included in the stock distribution. The debentures carry various conversion privileges ranging from $0.10 to $0.45 a share. The debenture holders have the right to convert any or all of the principal into our Common Shares at any time after the first 12 months from issuance. If all debenture holders elect to convert, we will issue approximately 1,200,000 shares of our Common Stock to the holders and be relieved of the debt. We believe that the issuance of shares of Common Stock in the Placement was exempt from the registration requirements of the Securities Act under Rule 506 adopted thereunder. There was no underwriter involved and all persons offered and acquiring the debentures were accredited investors. As of December 31, 2002, 15 of these Debenture Holders (a total of $122,760 in principal) have converted their debentures into a total of 415,436 shares of restricted common stock.

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


ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On December 20, 2002, we held our annual shareholder meeting in Austin, Texas.

         A total of 33,080,062 shares were voted for the election of the following members to service on the Board of Directors while there were no votes against and 2,100 shares abstaining:

         Victor M. DeMarco, William Berry, Brian Winterowd, Robin Jones

         By the same vote count the shareholders ratified the appointment by the Board of Directors of Sprouse & Anderson, LLP as independent certified public accountants of the Company for the fiscal year ending June 30, 2003.


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

                                DEMARCO ENERGY SYSTEMS OF AMERICA, INC.
                                ---------------------------------------
                                (Registrant)


                                By:   /s/  Brian Winterowd
                                      ----------------------------------------
                                      Brian Winterowd, Chief Operating Officer

                                Date: March 4, 2003


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                                By:   /s/ Brian Winterowd
                                      ----------------------------------------
                                      Brian Winterowd, Chief Operating Officer
                                      and Director

                                Date: March 4, 2003


                                By:   /s/ William C. Berry
                                      ------------------------------------------
                                      William C. Berry, Chief Financial Officer,
                                      Treasurer and Chairman of the Board

                                Date: March 4, 2003

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

     Date: March 4, 2003            /s/  Brian Winterowd
                                    ----------------------------------------
                                    Brian Winterowd, Chief Operating Officer

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

     Date: March 4, 2003            /s/ William C. Berry
                                    ---------------------------------
                                    William C. Berry, Chief Financial
                                    Officer, Treasurer

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of DeMarco Energy Systems of America, Inc. on Form 10-QSB for the period ended December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned, in the capacities and on the dates indicated below, hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of his knowledge:

1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operation of the Company.

                             Date: March 4, 2003

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