Form 10QSB
period 2003-03-31
DEMARCO ENERGY SYSTEMS OF AMERICA INC
filed 2003-06-18
CIK 1093993

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period ended March 31, 2003

                        Commission File Number 000-28283

                     DEMARCO ENERGY SYSTEMS OF AMERICA, INC.
               --------------------------------------------------
               (Exact name of registrant as specified in charter)

                      Utah                              87-0392000
        -------------------------------             -------------------
        (State or other jurisdiction of              (I.R.S. Employer
         incorporation or organization)             Identification No.)

              2600 McHale Court, Suite 170                78758
        ----------------------------------------        ----------
        (Address of principal executive offices)        (Zip Code)

   Registrant's telephone number, including area code     (512) 335-1494
                                                          --------------

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days. Yes  [X]   No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of May 28, 2003, the Company had outstanding 42,801,239 shares of its common stock, par value $0.001.

                                TABLE OF CONTENTS

                             ITEM NUMBER AND CAPTION                   PAGE

 PART I

   ITEM 1.   FINANCIAL STATEMENTS                                        3
   ITEM 2.   MANAGEMENT'S DISCUSSION AND PLAN OF OPERATIONS             13
   ITEM 3.   CONTROLS AND PROCEDURES                                    17

 PART II

   ITEM 1.   LEGAL PROCEEDINGS                                          18
   ITEM 2.   CHANGES IN SECURITIES                                      18
   ITEM 3.   DEFAULTS UPON SENIOR SECURITIES                            18
   ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS        18
   ITEM 5.   OTHER INFORMATION                                          18
   ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K                           19

                                     PART I

ITEM 1. FINANCIAL STATEMENTS

                     DEMARCO ENERGY SYSTEMS OF AMERICA, INC.
                                 BALANCE SHEETS
                     As of March 31, 2003 and June 30, 2002


                                     ASSETS
                                                                         (Unaudited)      (Audited)
                                                                          March 31,        June 30,
                                                                            2003            2002
                                                                         -----------     -----------
Current Assets
   Cash and Equivalents                                                  $    23,855     $   276,745
   Inventory                                                                  11,005           7,533
   Accounts Receivable                                                       330,795             962
   Prepaid Expenses                                                            7,914               0
                                                                         -----------     -----------
      Total Current Assets                                                   373,569         285,240
                                                                         -----------     -----------
Fixed Assets
   Furniture, Fixtures and Equipment                                         241,262         199,131
   Less:  Accumulated Depreciation                                          (171,016)       (162,008)
                                                                         -----------     -----------
      Total Fixed Assets                                                      70,246          37,123
                                                                         -----------     -----------
Other Assets
   Goodwill                                                                   36,355         126,355
   Patent                                                                      9,912           9,912
   Deposits                                                                    5,965           1,000
                                                                         -----------     -----------
      Total Other Assets                                                      52,232         137,267
                                                                         -----------     -----------

                               TOTAL ASSETS                              $   496,047     $   459,630
                                                                         ===========     ===========


                      LIABILITIES AND SHAREHOLDERS CAPITAL

Current Liabilities
   Accounts Payable                                                      $    40,026     $    76,908
   Other Accrued Liabilities                                                 225,072          80,839
   Convertible Debentures                                                  1,440,500       1,581,000
   Due To Related Parties                                                     17,638          66,790
                                                                         -----------     -----------
      Total Current Liabilities                                            1,908,236       1,805,537
                                                                         -----------     -----------

Note Payable to Bank                                                          41,291               0
                                                                         -----------     -----------
Shareholders' Capital
   Common Stock, Par Value $0.001, 100,000,000 authorized
   42,801,239 and 32,190,492, respectively, issued and outstanding            42,801          32,190
   Additional Paid-In Capital                                              4,503,015       4,185,399
   Subscription Receivable                                                   (53,150)        (53,150)
   Retained Deficit                                                       (5,946,146)     (5,510,346)
                                                                         -----------     -----------
                                                                          (1,453,480)     (1,345,907)
                                                                         -----------     -----------

                TOTAL LIABILITIES AND SHAREHOLDERS' CAPITAL              $   496,047     $   459,630
                                                                         ===========     ===========

                     See notes to the financial statements.

                     DEMARCO ENERGY SYSTEMS OF AMERICA, INC.
                            STATEMENTS OF OPERATIONS
               For The Three Months Ended March 31, 2003 and 2002


                                                  (Unaudited)     (Unaudited)
                                                     2003            2002
                                                  -----------     -----------
Revenues
   Sales                                          $     3,027     $      --
   Royalties                                                0               0
   Sale of Filter Distributorships                    150,000               0
   Service Revenues                                    12,244               0
   Other Income                                         6,683               0
                                                  -----------     -----------

      Total Revenues                                  171,954               0
                                                  -----------     -----------
Cost of Revenues
   Costs of Sales                                       1,890               0
   Cost Of Distributorships Sold                            0               0
   Costs of Service Revenues                           12,638               0
                                                  -----------     -----------

      Cost of Goods Sold                               14,528               0
                                                  -----------     -----------

         Gross Margin                                 157,426               0
                                                  -----------     -----------
Other Costs and Expenses
   Selling and Administrative                         303,600         249,750
   Amortization and Depreciation                        2,577           2,136
   Interest                                           291,484         612,158
                                                  -----------     -----------

      Total Costs and Expenses                        597,661         864,044
                                                  -----------     -----------

NET LOSS                                          $  (440,235)    $  (864,044)
                                                  ===========     ===========

Earnings Per Share - Basic                        $    (0.006)    $    (0.028)
Earnings Per Share - Fully Diluted                $    (0.002)    $    (0.017)


                     See notes to the financial statements.

                     DEMARCO ENERGY SYSTEMS OF AMERICA, INC.
                            STATEMENTS OF OPERATIONS
                For The Nine-Months Ended March 31, 2003 and 2002



                                                (Unaudited)     (Unaudited)
                                                   2003            2002
                                                -----------     -----------
Revenues
   Sales                                        $    40,820     $    54,170
   Royalties                                              0               0
   Sale of Filter Distributorships                  350,000               0
   Service Revenues                                  65,077               0
   Other Income                                      18,451               0
                                                -----------     -----------

      Total Revenues                                474,348          54,170
                                                -----------     -----------
Cost of Revenues
   Costs of Sales                                    34,954          42,836
   Cost Of Distributorships Sold                    119,100               0
   Costs of Service Revenues                         30,086               0
                                                -----------     -----------

      Cost of Goods Sold                            184,140          42,836
                                                -----------     -----------

         Gross Margin                               290,208          11,334
                                                -----------     -----------
Other Costs and Expenses
   Selling and Administrative                       614,363         660,728
   Amortization and Depreciation                      9,264           7,258
   Interest                                         912,453         657,280
                                                -----------     -----------

      Total Costs and Expenses                    1,536,080       1,325,266
                                                -----------     -----------

NET LOSS                                        $(1,245,872)    $(1,313,932)
                                                ===========     ===========

Earnings Per Share - Basic                      $    (0.006)    $    (0.042)
Earnings Per Share - Fully Diluted              $    (0.002)    $    (0.025)

                     See notes to the financial statements.

                     DEMARCO ENERGY SYSTEMS OF AMERICA, INC.
                       STATEMENTS OF STOCKHOLDERS' CAPITAL
                For The Nine-Months Ended March 31, 2003 and 2002


                                                           Shares Of
                                              Common        Common      Additional
                                             Stock At        Stock        Paid-In     Subscriptions     Retained
                                            Par $0.001    Outstanding     Capital      Receivable        Deficit         Total
                                            -----------   -----------   -----------   -------------    -----------    -----------
Balance June 30, 2001                            24,932    24,931,847     2,520,006         (53,150)    (3,521,964)    (1,030,176)

   Issuance of 7,252,012 Shares of
      Common Stock                                7,258     7,258,645       678,436               0              0        685,694
   Beneficial Conversion Feature of
      Convertible Debt                                0             0       986,957               0              0        986,957
   Net Loss                                           0             0             0               0     (1,988,382)    (1,988,382)
                                            -----------   -----------   -----------   -------------    -----------    -----------
Balance June 30, 2002
As Previously Reported                           32,190    32,190,492     4,185,399         (53,150)    (5,510,346)    (1,345,907)

Prior Period Adjustment                                                                                    810,072        810,072
                                            -----------   -----------   -----------   -------------    -----------    -----------

Balance June 30, 2002, as restated               32,190    32,190,492     4,185,399         (53,150)    (4,700,274)      (535,835)

   Issuance of 10,610,747 Shares of
      Common Stock                               10,611    10,610,747       317,616               0              0        328,227

   Net Loss For The Nine-Month Period                 0             0             0               0     (1,245,872)    (1,245,872)
                                            -----------   -----------   -----------   -------------    -----------    -----------

Balance March 31, 2003 (Unaudited)          $    42,801    42,801,239   $ 4,503,015   $     (53,150)   $(5,946,146)   $(1,453,480)
                                            ===========   ===========   ===========   =============    ===========    ===========

                     See notes to the financial statements.

                     DEMARCO ENERGY SYSTEMS OF AMERICA, INC.
                             STATEMENT OF CASH FLOWS
                For The Nine-Months Ended March 31, 2003 and 2002


                                                          (Unaudited)      (Unaudited)
                                                          Nine Months      Nine Months
                                                             Ended            Ended
                                                           March 31,        March 31,
                                                             2003             2002
                                                          -----------      -----------
 Cash flows from operating activities:
 Net Loss                                                 $(1,245,872)     $(1,314,932)
                                                          -----------      -----------
 Adjustments to reconcile net income to net cash
 provided by operating activities:
      Depreciation and amortization                             9,264            7,259
      (Increase) decrease in accounts receivable             (329,833)          (2,800)
      (Increase) decrease in prepaid expenses                  (7,914)         (11,628)
      Increase in other assets                                 (4,965)            --
      Increase (decrease) in accounts payable                 (36,882)        (113,741)
      Increase in accrued liabilities                         345,749          129,434
      Non-cash interest from beneficial
        conversion feature                                    793,556          589,474
      (Increase) decrease in inventories                       (3,472)            --
      Non-cash expenses settled in stock                       89,000             --
      Non-cash penalties settled in stock                        --             90,000
                                                          -----------      -----------
      Total adjustments                                       854,503          687,998
                                                          -----------      -----------
 Net cash used by operating activities                       (391,369)        (626,934)

 Cash flow from investing activities:
      Property and equipment additions                        (42,387)          (5,547)
      Increase (decrease) in restricted cash                     --            250,000
      Purchase of business assets and client base              90,000             --
                                                          -----------      -----------
 Net cash (provided) used by investing activities              47,613          244,453

 Cash flow from financing activities:
      Repayments of long-term debt                               --            (18,314)
      Proceeds (repayments) of notes to shareholders          (49,152)          76,072
      Proceeds (repayments) of convertible debentures        (140,500)         700,000
      Proceeds from note payable to bank                       41,291             --
      Proceeds from issuance of common stock                  239,227           60,000
      Proceeds of debt of related parties                        --               --
                                                          -----------      -----------
 Net cash provided by financing activities                     90,866          817,758

 Net increase (decrease) in cash and equivalents             (252,890)         435,277
 Cash and equivalents, beginning of period                    276,745              261
                                                          -----------      -----------
 Cash and equivalents, end of period                      $    23,855      $   435,538
                                                          ===========      ===========

 Cash paid for interest expense                           $     5,374      $     1,052
                                                          -----------      -----------
Non-cash financing activities:
  Conversion of debt to equity                            $   140,500      $   349,512
                                                          -----------      -----------

                     See notes to the financial statements.

                     DEMARCO ENERGY SYSTEMS OF AMERICA, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                For the Nine Months Ended March 31, 2003 and 2002


Note A - Summary of Significant Accounting Policies

Nature of Operations

DeMarco Energy Systems of America, Inc. (the Company) was organized under the laws of the State of Utah in 1983. The Company is engaged in the marketing of the DeMarco Energy Systems water-air heating/cooling systems, energy audits, energy related equipment, and the sales and servicing of commercial air filtration devices.

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

In July 1996, the Company organized Cyberlink Systems, Inc. (Cyberlink), a wholly owned subsidiary. Cyberlink was organized to refurbish and market after-market computer components. During March of 1998, Cyberlink ceased operations. A11 components of Cyberlink were disposed of during the fiscal year ended June 30, 1999.

During the year ended June 30, 2002, the Company purchased the operating assets and customer base of Baker Filter Services, Inc. (the "Acquired Company") for $150,000. The acquired company was in the business of sales and servicing air and grease filtration devices. Demarco is currently continuing operations in these markets.

Change From Development Stage Reporting To Operational Reporting

In the prior quarter, the Company was in the development stage of operations. As of March 31, 2003, the Company is no longer considered to be in development stage. All significant adjustments for a fair presentation have been made.

Basis of Financial Statements Presentation

Cash and Cash Equivalents

Holdings of highly liquid investments with maturities of three months or less when purchased are considered to be cash equivalents. The carrying amount reported in the balance sheet for cash and cash equivalents approximates its fair value. The Company, at times, maintains cash balances in excess of federally insured amounts. No losses on these funds have been realized at March 31, 2003 or the date of this report.

Inventory

Inventory is stated at the lower of cost (first-in, first-out) or market.

                     DEMARCO ENERGY SYSTEMS OF AMERICA, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                For the Nine Months Ended March 31, 2003 and 2002

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

Advertising

The Company's policy is to expense advertising costs as the costs are incurred. Advertising costs of $1,491 and $6,320 have been expensed for the quarters ended March 31, 2003 and 2002, and $5,720 and $16,390 for the nine-month period, respectively.

Note B - Patent

During the fiscal year ending June 30, 1999, the Company filed an application with the United States Patent Office for a patent covering a heat pump system using gray water sources, reclaimed water sources and other non-potable water sources. Costs of approximately $9,912 related to the patent application have been capitalized. At March 31, 2003, the patent had not been granted, but the eventual approval of this patent application is anticipated.

                     DEMARCO ENERGY SYSTEMS OF AMERICA, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                For the Nine Months Ended March 31, 2003 and 2002

Note C - Convertible Debt Issuance

The company has outstanding, $1,440,500 and $1,581,000, in convertible debenture bonds at March 31, 2003 and June 30, 2002, respectively.

Bonds with principal value of $76,500 bear interest at 8% to 10 % per year payable after being held for two years, and are convertible into the Company's common stock at conversion rates ranging from $0.10 to $0.45 per share of common stock, which at date of issuance, approximated the fair value of the common stock. There is not a beneficial conversion feature associated with these bonds.

Bonds with a principal value of $1,364,000, bearing interest at 10% and maturing from September 26, 2001 to May 1, 2003, contain a beneficial conversion feature which allows the holder to convert the bond's principal value plus accrued interest into shares of common stock at the lesser of $0.15 per share or the average of the lowest three days in the last ten trading days preceding the conversion, at a forty (40) percent discount and are convertible at the date of issuance. Interest of $ 814,206 was calculated as a function of the excess of market value over the discounted conversion rate of common stock at the date of issuance and was expensed. However, as a convertible debenture bond has a defined life, interest expense was overstated by $793,556 at June 30, 2002 (See Note J). The beneficial interest feature calculated in the quarter ended March 31, 2003 amounted to $250,752.

At March 31, 2003, $132,362 of interest was accrued in relation to the debenture bonds payable. During the quarter ended March 31, 2003, approximately $10,000 of debenture bonds were converted into shares of common stock. The bonds and accrued interest is immediately convertible into shares of common stock and are classified as current debt.

Note D - Commitments and Contingencies

Office Facility Lease

The Company entered into an office facility lease, guaranteed by the Company's President, and ending on November 30, 2003. The Company will not renew this lease and has entered into a "new" sixty-six (66) month lease, which starts May 1, 2003. The following lists the future rents for the periods indicated for each of the leases:

                                             Old Lease        New Lease

For the Year Ended June 30, 2003             $   6,591            - 0 -
For the Year Ended June 30, 2004             $  10,985         $ 41,331
For the Year Ended June 30, 2005                 - 0 -         $ 52,303
For the Year Ended June 30, 2006                 - 0 -         $ 58,087
For the Year Ended June 30, 2007                 - 0 -         $ 59,576
For the Year Ended June 30, 2008                 - 0 -         $ 19,859

Note E - Earnings (Loss) Per Common Share

Earnings (Loss) per common share are computed by dividing net losses by the weighted average number of common shares outstanding during the quarter. The weighted average number of common shares outstanding during the quarters ended March 31 2003 and 2002, were approximately 39,296,570 and 31,186,853 shares, respectively. The fully diluted number of shares outstanding for the quarters ended March 31, 2003 and 2002, were 89,077,592 and 52,092,143, respectively.

                     DEMARCO ENERGY SYSTEMS OF AMERICA, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                For the Nine Months Ended March 31, 2003 and 2002

Note F - Income Taxes

As of June 30, 2002 and 2001, DeMarco Energy Systems, Inc. had net operating loss carry forwards of approximately $4,635,529 and $2,425,000 that expire between 2010 and 2022. They are available to offset future taxable income to the extent permitted under the Internal Revenue Code. The use of these losses to reduce future income taxes will depend on the generation of sufficient taxable income prior to the expiration of the net operating loss carry forwards. In the event of certain changes in the control of DeMarco Energy, there will be an annual limitation on the amount of net operating loss carry forwards which can be used. No tax benefit has been reported in the financial statements for the quarter ended March 31, 2003 and 2002, because the loss carry forwards may expire unused.

Note G - Related Party Transactions

The president of the company has advanced cash to the Corporation to fund operational deficits. The president converted $236,822 and $20,926 of principle and accrued interest, respectively, into 4,824,940 shares of common stock during the year ended June 30, 2002. The loans bear interest at 8% and $17,638 and $66,790 of principal and interest, respectively, is outstanding at March 31, 2003 and June 30, 2002.

Note H - Fair Values of Financial Instruments

The Company's financial instruments consist of cash, accounts receivable and notes payable. The Company estimates that the fair values of all financial instruments do not differ materially from the aggregate carrying values of its financial instruments recorded on the accompanying balance sheets. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. Considerable judgment is necessarily required in interpreting market data to develop the estimates of fair value, and accordingly, the estimates are not necessarily indicative of the amounts that the Company could realize in a current market exchange. None of the financial instruments are held for trading purposes.

Note I - Going Concern

As shown in the accompanying financial statements, the Company incurred net operating losses of $440,235 and $864,044 for the quarters ended March 31, 2003 and 2002, and has an accumulated deficit of $5,946,146, which raises substantial doubt about the Company's ability to continue as a going concern. The Company's management intends to raise capital through equity offerings and expects that the convertible debenture bonds payable will be converted to common stock. The Company's management has also increased their marketing efforts to raise revenues. The financial statements do not include any adjustments that might be necessary if the corporation is unable to continue as a going concern.

                     DEMARCO ENERGY SYSTEMS OF AMERICA, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                For the Nine Months Ended March 31, 2003 and 2002

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

Retained Deficit Accumulated during the Development
         Stage, as previously reported                        $ (5,510,346)
         Less:  Overstated Beneficial Interest Expense             793,554
         Overstated Accrued Interest Expense                        16,518
                                                              ------------
                                                                   810,072
                                                              ------------
Retained Deficit Accumulated during the
         Development Stage, as restated                       $ (4,700,274)

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Business

         DeMarco Energy Systems of America Inc., a Utah corporation, is engaged in the marketing of water-air heating/cooling systems and the sales and servicing of commercial air filtration devices.

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

         In January 2002 we began marketing our products using traditional ground loop installations. Traditional geothermal heat pumps use the heat absorbing, or heat supplying, capacity of large bodies of water such as lakes, ponds, water wells or specially constructed networks of pipe called ground loops. This traditional application is intended to complement our patented `Energy Miser' municipal water heat pump technology. We believe ground loop installations are one of the most advanced efficient heating and cooling systems to have emerged in the market yet they utilize the same geothermal exchange process as seen in the DeMarco ground loop system. Because the year-round earth temperature remains relatively constant, geothermal systems do not have to contend with the freezing air temperatures that plague air-source heat pumps during winter months. Since these systems are utilizing the constant earth temperatures to operate, the resultant temperatures in the home are uniform and constant.

         The DeMarco ground loop system is generally 2.5 to 4 or more times more efficient than resistance heating and water heating alone. Because the DeMarco ground loop system has no outdoor unit (as with central air conditioners or air-source heat pumps), there are no weather-related maintenance problems. Although the initial installation cost may be slightly higher because of the necessary underground connections for heat transfer to and from the earth, we believe that the increased efficiency of the DeMarco ground loop system will result in an overall long-term energy savings for the consumer. We believe the DeMarco ground loop system provides lower operating and maintenance costs than other heating and cooling systems. The market for this product will be nationwide; all sales will be handled out of the Austin office with assistance from our network of Florida Heat Pump sales representatives.

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

         The DFS distributorship is a turnkey operation in which the distributor will start with all the sales, tools, inventory and equipment necessary to operate the business. The typical loan for the rights to a distributorship will require a small down payment and a pay-back period of five years on the loan. DFS has a buy-back feature and right of first refusal feature that greatly minimizes the risk of the loan. The distributor has to maintain only a small amount of working capital. DFS will provide management assistance to include accounts receivable accounting, bookkeeping, sales and payroll reports, new sales assistance, installation assistance and most other management assistance that may be required.

Plan of Operation

Energy Miser Operations

         During the current quarter we sold several heat pumps to international companies and signed a contract for an $85,154 project in the Austin, Texas area. We currently have several contracts pending and expect the geo-thermal heat pump business to begin becoming profitable before the end of calendar 2003.

         We have also entered into an agreement to sell the Energy Miser System in Korea. The buyer is installing these units as part of a prototypical system in order to demonstrate the energy-saving benefits of the Energy Miser, and to promote large volume sales in Korea. We have agreed to assist this client in all possible ways to achieve mutual benefits.

Filter Service Operations

         During the quarter ended December 31, 2002 we sold our first two filter distributorships in Waco and Temple/Killeen, Texas. We expect to complete the funding for these territories by the end of June 30, 2003. On March 31, 2003, we closed the sale of the distributorship for the Georgetown-Round Rock territory. We expect that area to be funded within ninety (90) days of the closing.

         Since January 1, 2003 we have received letters of intent and down payments for five additional distributorships in the Austin, Texas area and one in West Texas. We expect to complete and close at least two of these distributorships by June 30, 2003 and the other four by September 1, 2003.

         We have recently employed the services of 6 filter salesmen for the Austin and San Antonio markets. They are in the process of closing over $350,000 in annual sales in these markets. They have signed up several major Austin - San Antonio retailers and several other large businesses and school districts. We are currently hiring additional sales personnel.

         Our near term plans include the building of 4 to 6 additional distributorships in the San Antonio, Texas area and eventually move into other Texas and surrounding states markets. We cannot give any assurances that our plan of operations will be successful in generating sales or creating shareholder value.

Description of Property

         We occupy approximately 7,447 square feet of office space located at 2600 McHale Court, Suite 170, Austin, Texas 78758. We own no property other than office furniture, equipment, software, filter inventory and the patent for the Energy Miser System.

Employees

         The Company's Chief Operating Officer (COO), Brian Winterowd, resigned from his positions as secretary of the Board and as the COO in March 2003. The resignation was accepted by the Board and Mr. Winterowd was assigned new duties and functions for DeMarco Energy. Upon Mr. Winterowd's resignation, the Board elected Robin Jones as the new secretary of the Board. The Board has not filled the COO vacancy, nor has it filled the vacant spot on the Board. The Board is considering a list of people to fill the vacancy.

Financial Condition and Changes in Financial Condition

Overall Operating Results:

         Three months ended March 31, 2003 compared to three months ended March 31, 2002:

         We had gross revenues of $171,954 for the quarter ended March 31, 2003. We had no revenue for the prior year quarter. Cost of sales for the current quarter was $14,528, which resulted in a gross margin of $157,426. Current quarter sales consisted of ground loop Energy Miser installations, which resulted in revenue of $3,027; we sold one filter distributorship in the Georgetown-Round Rock territory in Texas for revenue of $150,000; filter service revenue totaled $12,244 and interest income totaled $6,683. Since January 1, 2003, we have received letters of intent and down payments for six additional distributorships in Texas. We anticipate that filter sales will contribute significantly to our operations for the fiscal year ending June 30, 2003 and thereafter, however, we can give no assurance that such sales will develop.

         Our total expenses for the current quarter were $597,661 versus $864,044 for the prior year quarter, which represents a decrease of $266,383.

Current quarter expenses for March 31, 2003

         The largest expense incurred in the current quarter was interest expense on debentures and bank debt, which totaled $291,484. This includes a non-cash charge of $250,752 for beneficial conversion interest incurred in connection with the convertible debentures previously issued. We also incurred $35,358 of regular interest on the debentures outstanding and $5,374 of interest on bank loans. We anticipate that the debenture interest will be converted into shares of our common stock. Payroll costs and related benefits were $75,403 as we have recently added marketing and filter sales staff in order to increase our sales efforts. Consulting fees totaled $72,000 and were incurred for marketing and financial consulting. Board of director fees totaled $67,250, which consists primarily of the issuance of common stock in lieu of cash for services rendered as board members. These non-cash stock issuances were valued at $65,700.
Advertising,  marketing  and travel  expenses  were  $26,322  and were  incurred
primarily   in   connection   with   efforts   to   increase   sales  of  filter
distributorships.

Prior year quarter expenses for March 31, 2002

         Our operating expenses for the quarter ended March 31, 2002 totaled $864,044. Interest expense was $612,200 and was incurred in connection with the convertible debentures issued in the year 2000 and the issuance in March 2002 of an additional $700,000 of convertible debentures. Legal and professional fees incurred for the registration of the securities underlying the convertible debentures with the Securities and Exchange Commission were $153,600. In addition, these legal expenses included the negotiation and preparation of the documents underlying the convertible debentures. Our regular operating expenses which include payroll, rent, travel, etc. totaled approximately $98,200 for the quarter.

         We incurred a net loss for the current quarter of $440,235 as compared to a net loss of $864,044 from continuing operations for the prior year quarter.

Liquidity and Capital Resources:

         We have been financed primarily by loans from our president and the issuance of convertible debentures. As of March 31, 2003 we are indebted to our president in the amount of $17,638 for his deferral of salary and have $1,440,500 in total convertible debentures outstanding.

         The convertible debentures consist of the following issuances:

         On August 25th and August 28th 2000, we issued the last of the series of convertible debentures bearing 8% interest. These two debentures totaled $57,500 and $26,180 respectively, and were part of a total of $229,380 raised from January through August 2000. The proceeds were utilized for repayment of accounts payable and operating expenses. As of March 31, 2003 $76,500 of these debentures remains outstanding.

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

         On March 26, 2002, we entered into an agreement with these same Debenture Holders for the private placement of $1,000,000 of the Company's 2002 Convertible Debentures. These debentures are convertible into shares of the Common Stock of the Company. The funding of the 2002 Convertible Debentures occurred in two phases with the first $700,000 (less legal expenses and consulting fees of $92,000) being received by the Company on March 28, 2002 and the remaining $300,000 being received on July 2, 2002. The Company used $150,000 of these funds to purchase a heating and air conditioning filter service business and utilized a majority of the remaining net proceeds for marketing and sales promotion, internal corporate infrastructure development and general operating expenses. The combined outstanding balance of the September 26, 2000 and the March 26, 2002 debentures was $1,364,000 as of March 31, 2003. We are currently in default on these debentures (See ITEM 3. "DEFAULTS UPON SENIOR SECURITIES").

         In March 2003, we received private funding in the amount of $185,000 for the up-front costs for the filter service distributorships that are being developed. The up-front costs of the filter service distributorships include the sales commissions, a work vehicle for the service technician, all appropriate tools and the filter material and metal frame inventory. These private notes are collateralized with the assets of each individual area until the territory is completed. Upon the final funding of the distributorship, the notes are to be repaid plus 10% interest.

         We had an unrestricted cash balance of $23,855 at March 31, 2003 as compared to a cash balance of $276,745 at June 30, 2002. We utilized the cash during this period to increase our marketing efforts and for general operating expenses. Our accounts receivable increased to $330,795 primarily due to the sale of the filter distributorships located in Waco, Temple/Killeen and Georgetown/Roundrock, Texas. We anticipate that we will need additional funding to substantially increase our marketing presence in the future. We cannot assure you that these efforts will have the desired effect of increasing sales or profitability.

         We had a net working capital deficit of $1,534,667 at March 31, 2003. However, we anticipate that all of the convertible denture holders included in this working capital deficit ($1,440,500 balance at March 31, 2003) will convert their debt into shares of common stock over time but we can give no assurance that they will convert.

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

         In December 2002, the FASB issued Statements of Financial Accounting Standards No. 148 "Accounting for Stock-Based Compensation--Transition and Disclosure--an amendment of FASB Statement No. 123, This Statement amends FASB
Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The adoption of SFAS 148 is not expected to have a material effect on the Company's financial position or results of its operations.

Inflation

         The Company's results of operations have not been affected by inflation and management does not expect inflation to have a significant effect on its operations in the future.

ITEM 3.  CONTROLS AND PROCEDURES

         Based on the evaluation conducted by Victor DeMarco, President and William Berry, Chief Financial Officer, as of a date within 90 days of the filing date of this quarterly report ("Evaluation Date"), of the effectiveness of the Company's disclosure controls and procedures, Mr. DeMarco and Mr. Berry concluded that, as of the Evaluation Date, (1) there were no significant deficiencies or material weaknesses in the Company's disclosure controls and procedures, (2) there were no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the Evaluation Date and (3) no corrective actions were required to be taken.

                           PART II OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

         None


ITEM 2.  CHANGES IN SECURITIES

Recent Sales of Unregistered Securities

         During the quarter ended March 31, 2003 we issued the following unregistered shares of the company's common stock:

         We issued shares of our common stock to Mr. William Berry, our Chief Financial Officer and Chairman of the Board. Mr. Berry had personally loaned the company $15,000 in February 2003 to assist in the funding of our operations. He converted this loan and accrued interest of $1,500 into 275,000 shares of our common stock. This debt was converted at a price of $0.06 per share.

         We issued common stock to Mr. William Berry, Mr. Robin Jones and Mr. Victor DeMarco for services rendered as board of director members for the 2003 year. Each member received 365,000 shares of our common stock. These shares were valued at $0.06 per share for a total of $65,700.

         We issued 60,000 and 120,000 shares of our common stock respectively to two of our employees as a performance bonus for services rendered. These shares were valued at $0.06 per share.

         We issued 150,000 shares of our common stock to a consultant for marketing services rendered. These services were valued at $9,000 or $0.06 per share.

         We issued 58,333 shares of our common stock to a debenture holder in lieu of cash for interest due on the debenture. The shares were valued at $0.06 per share for a total of $3,500.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         As of May 1, 2003, the company had outstanding convertible debentures totaling $1,364,000 that had matured and the company is in default under the repayment terms of these debentures. The debentures are secured by all of the unpledged assets of the company including our current and pending patents. The debenture holders have not demanded payment as of the date of this filing. If they choose to exercise their rights to foreclose on all of our remaining assets, the shareholders of the company could lose their entire investments in our common stock. We are currently in negotiations with the debenture holders and we have an oral agreement to extend the maturity date of the entire
$1,364,000 debenture principal balance to May 1, 2004. We anticipate that the debenture holders will convert their debentures into shares of our common stock over the next few months. We can give no assurance that we will be able to successfully reach a written agreement regarding the restructuring of these debt instruments.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None


ITEM 5. OTHER INFORMATION

         None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         a. Exhibits

         99.1(a) Certification pursuant to 18 U.S.C. ss.1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         99.1(b) Certification pursuant to 18 U.S.C. ss.1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         b. Reports on Form 8-K

         None

                                   Signatures

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         (Registrant) DEMARCO ENERGY SYSTEMS OF AMERICA, INC.

                                  By: /s/  William C. Berry
                                      -----------------------
                                      William C. Berry, Chief Financial Officer,
                                      Treasurer and Chairman of the Board

                                Date: June 17, 2003

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                                  By: /s/ Victor M. DeMarco
                                      ----------------------------
                                      Victor M. DeMarco, President

                                Date: June 17, 2003


                                  By: /s/ William C. Berry
                                      ---------------------------
                                      William C. Berry, Chief Financial Officer,
                                      Treasurer and Chairman of the Board

                                Date: June 17, 2003

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

      Date: June 17, 2003             /s/ William C. Berry
                                      ---------------------
                                      William C. Berry, Chief Financial Officer,
                                      Treasurer and Chairman of the Board

                              FORM OF CERTIFICATION
                       PURSUANT TO RULE 13a-14 AND 15d-14
              UNDER THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED

                                 CERTIFICATIONS

     I, Victor M. DeMarco, certify that:

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

           Date: June 17, 2003             /s/ Victor M. DeMarco
                                           ---------------------
                                           Victor M. DeMarco, President

                                TABLE OF EXHIBITS



Exhibit Number      Name of Exhibit

99.1(a) Certification pursuant to 18 U.S.C. ss.1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1(b) Certification pursuant to 18 U.S.C. ss.1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.