Form 10QSB/A
period 2003-03-31
DEMARCO ENERGY SYSTEMS OF AMERICA INC
filed 2003-06-26
CIK 1093993

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                  FORM 10-QSB/A
                                (Amendment No. 1)

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

                                     PART I

ITEM 1. FINANCIAL STATEMENTS

                     DEMARCO ENERGY SYSTEMS OF AMERICA, INC.
                                 BALANCE SHEETS
                     As of March 31, 2003 and June 30, 2002


                                     ASSETS
                                                                         (Unaudited)      (Audited)
                                                                          March 31,        June 30,
                                                                            2003            2002
                                                                         -----------     -----------
Current Assets
   Cash and Equivalents                                                  $    23,855     $   276,745
   Inventory                                                                  11,005           7,533
   Accounts Receivable                                                       330,795             962
   Prepaid Expenses                                                            7,914               0
                                                                         -----------     -----------
      Total Current Assets                                                   373,569         285,240
                                                                         -----------     -----------
Fixed Assets
   Furniture, Fixtures and Equipment                                         241,262         199,131
   Less:  Accumulated Depreciation                                          (171,016)       (162,008)
                                                                         -----------     -----------
      Total Fixed Assets                                                      70,246          37,123
                                                                         -----------     -----------
Other Assets
   Goodwill                                                                   36,355         126,355
   Patent                                                                      9,912           9,912
   Deposits                                                                    5,965           1,000
                                                                         -----------     -----------
      Total Other Assets                                                      52,232         137,267
                                                                         -----------     -----------

                               TOTAL ASSETS                              $   496,047     $   459,630
                                                                         ===========     ===========


                      LIABILITIES AND SHAREHOLDERS CAPITAL

Current Liabilities
   Accounts Payable                                                      $    40,026     $    76,908
   Other Accrued Liabilities                                                 225,072          80,839
   Notes Payable                                                             185,000            --
   Convertible Debentures                                                  1,440,500       1,581,000
   Due To Related Parties                                                     17,638          66,790
                                                                         -----------     -----------
      Total Current Liabilities                                            1,908,236       1,805,537
                                                                         -----------     -----------

Note Payable to Bank                                                          41,291               0
                                                                         -----------     -----------
Shareholders' Capital
   Common Stock, Par Value $0.001, 100,000,000 authorized
   42,801,239 and 32,190,492, respectively, issued and outstanding            42,801          32,190
   Additional Paid-In Capital                                              4,503,015       4,185,399
   Subscription Receivable                                                   (53,150)        (53,150)
   Retained Deficit                                                       (5,946,146)     (5,510,346)
                                                                         -----------     -----------
                                                                          (1,453,480)     (1,345,907)
                                                                         -----------     -----------

                TOTAL LIABILITIES AND SHAREHOLDERS' CAPITAL              $   496,047     $   459,630
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

                                Date: June 26, 2003

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                                  By: /s/ Victor M. DeMarco
                                      ----------------------------
                                      Victor M. DeMarco, President

                                Date: June 26, 2003


                                  By: /s/ William C. Berry
                                      ---------------------------
                                      William C. Berry, Chief Financial Officer,
                                      Treasurer and Chairman of the Board

                                Date: June 26, 2003

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

      Date: June 26, 2003             /s/ William C. Berry
                                      ---------------------
                                      William C. Berry, Chief Financial Officer,
                                      Treasurer and Chairman of the Board

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

           Date: June 26, 2003             /s/ Victor M. DeMarco
                                           ---------------------
                                           Victor M. DeMarco, President

                                TABLE OF EXHIBITS



Exhibit Number      Name of Exhibit

99.1(a) Certification pursuant to 18 U.S.C. ss.1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1(b) Certification pursuant to 18 U.S.C. ss.1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.