Form 10KSB
period 2003-06-30
DEMARCO ENERGY SYSTEMS OF AMERICA INC
filed 2003-11-14
CIK 1093993

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-KSB

                 ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                     FOR THE FISCAL YEAR ENDED JUNE 30, 2003

                        COMMISSION FILE NUMBER 000-28283


                     DEMARCO ENERGY SYSTEMS OF AMERICA, INC.
               --------------------------------------------------
               (Exact name of registrant as specified in charter)


                         UTAH                         87-0392000
           -------------------------------        -------------------
           (State or other jurisdiction of         (I.R.S. Employer
            incorporation or organization)        Identification No.)


                  2600 McHale Court, Suite 170             78758
            ----------------------------------------     ----------
            (Address of principal executive offices)     (Zip Code)


      Registrant's telephone number, including area code    (512) 335-1494


          Securities registered pursuant to section 12(b) of the Act:

        Title of Class        Name of each exchange on which registered
        --------------        -----------------------------------------
             NONE                              NONE

           Securities registered pursuant to section 12(g) of the Act:

                                  Common Stock
                                ----------------
                                (Title of Class)

         Check whether the issuer (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days.   Yes [X]   No [ ]

         Check if there is no  disclosure  of  delinquent  filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy of information statements incorporated by reference in Part 10-KSB or any amendment to this Form 10-KSB. [X]

         State issuer's revenues for its most recent fiscal year: $579,673.

         State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock as of a specified date within the past 60 days: As of November 4, 2003, the aggregate market price of the voting stock held by non-affiliates was approximately $352,595.

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of November 4, 2003, the Company had outstanding 50,917,569 shares of its common stock, par value $0.001.

                                TABLE OF CONTENTS

 ITEM NUMBER AND CAPTION                                                PAGE


 PART I

   ITEM 1.    DESCRIPTION OF BUSINESS ..............................      3
   ITEM 2.    DESCRIPTION OF PROPERTY ..............................      4
   ITEM 3.    LEGAL PROCEEDINGS ....................................      5
   ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF
                SECURITY HOLDERS ...................................      5


 PART II

   ITEM 5.    MARKET FOR REGISTRANTS COMMON EQUITY AND
                RELATED STOCKHOLDER MATTERS ........................      5
   ITEM 6.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION OR PLAN OF OPERATION ...........      7
   ITEM 7.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA ..........     11
   ITEM 8.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                ON ACCOUNTING AND FINANCIAL DISCLOSURE .............     24
   ITEM 8A.   CONTROLS AND PROCEDURES ..............................     24


 PART III

   ITEM 9.    DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND
                CONTROL PERSONS: COMPLIANCE WITH SECTION 16(a)
                OF THE EXCHANGE ACT ................................     25
   ITEM 10.   EXECUTIVE COMPENSATION ...............................     26
   ITEM 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                OWNERS AND MANAGEMENT ..............................     26
   ITEM 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS .......     27
   ITEM 13.   EXHIBITS AND REPORTS ON FORM 8-K .....................     27
   ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES ...............     28

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

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

         To overcome these government concerns regarding the utilization of the potable water supply, we have filed a second patent application with the United States Patent office. This patent is for an installation technology that relates to heat pumps that are automatically thermodynamically balanced to operate at optimum conditions using water, and in this case reuse water systems. This patent, while similar to our current patent, was designed to utilize reuse water from private, public or other types of managed secondary water lines with the Energy Miser heating and cooling system. Reuse water is defined as treated sewer water that falls below the standards of drinking water. This patent was granted in August 2003 and we believe that government agencies will be much less reluctant to allow us to tap into reuse water mains, although we can give no assurances that they will be receptive.

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

         To complement our energy efficient systems, in May 2002, we completed the purchase of substantially all of the assets of a Waco Texas based heating and air conditioning filter service's company. We sell, install and provide monthly maintenance services for air filters used by retail and commercial businesses in connection with their heating and air conditioning systems. For many businesses this is one of the most neglected maintenance items yet potentially one of the most costly. Clogged or neglected air filters restrict airflow, which can result in high-energy bills, dirty coils, and in the worst cases, compressor burn out. For a monthly maintenance fee, we install, maintain and change out a business's air filters, resulting in potentially significant savings. We have transferred all filter sales, billing, accounts receivable and customer contact to our headquarters in Austin, Texas. We intend to expand this new service segment of our business into other geographic areas and by licensing distributorships for the air filter maintenance business to independent distributors who would handle the actual maintenance while we perform the centralized tasks listed above for a pre-determined percentage fee.

         A DeMarco Energy Systems of America, Inc. filter services distributorship (through DeMarco Filter Systems (DFS)), is a unique opportunity in which the distributor is able to start a business with a positive cash flow and a substantial profit from the very first day. DFS has uniquely packaged the filter service business so that a distributor can purchase, operate, pay for, and manage their own business. A filter service business is a business in which the distributor changes the air filters for almost any airflow system. The DFS distributorship concept allows the distributor the freedom to expand and grow their business while enjoying positive cash flow. It is expected that all distributorships will grow at a rate of 20% per annum, however we can give no assurances that such cash flows or growth factors will occur.

         The DFS distributorship is a turnkey operation in which the distributor will start with all the sales, tools, inventory and equipment necessary to operate the business. The typical loan for the rights to a distributorship will require a small down payment and a payback period of five years on the loan. DFS has a buy-back feature and right of first refusal feature that greatly minimizes the risk of the loan. The distributor has to maintain only a small amount of working capital. DFS will provide management assistance to include accounts receivable accounting, bookkeeping, sales and payroll reports, new sales assistance, installation assistance and most other management assistance that may be required.

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


ITEM 2.  DESCRIPTION OF PROPERTY

         We occupy approximately 7,447 square feet of office and warehouse space located at 2600 McHale Court, Suite 170, Austin, Texas 78758. We own no property other than office furniture, equipment, software, filter inventory and the patent for the Energy Miser System.

Employees

         We employ 19 full time people. Most of these personnel are in sales and marketing. It is anticipated that we will need additional personnel to meet the demands of the projected market over the next five years.

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



                                    PART II


ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET FOR COMMON STOCK

         The common stock is traded in the over-the-counter market and quoted on the OTC EBB under the symbol "DMES" and quoted in the pink sheets published by the National Quotations Bureau. The trading volume in the Common Stock has been and is extremely limited. The limited nature of the trading market can create the potential for significant changes in the trading price for the Common Stock as a result of relatively minor changes in the supply and demand for Common Stock and perhaps without regard to our business activities. Because of the lack of specific transaction information and our belief that quotations are particularly sensitive to actual or anticipated volume of supply and demand, we do not believe that such quotations are reliable indicators of a trading market for the Common Stock.

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

                     QUARTER ENDED                 HIGH      LOW
         -------------------------------------     ----      ---

         June 30, 2003                              .08      .02
         March 31, 2003                             .12      .01
         December 31, 2002                          .05      .01
         September 30, 2002                         .06      .01
         June 30, 2002                              .24      .04
         March 31, 2002                             .24      .05
         December 31, 2001                          .25      .05
         September 30, 2001                         .23      .05
         June 30, 2001                              .28      .09
         March 31, 2001                             .22      .09

         As of September 30, 2003, there were approximately 1,700 holders of record of our Common Stock including stock held in street name.

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

Transfer Agent

         The transfer agent for our Common Stock is Fidelity Transfer Company, 1800 South West Temple, Salt Lake City, Utah 84115.

RECENT SALES OF UNREGISTERED SECURITIES

         During the quarter ended June 30, 2003 we issued the following unregistered shares of our common stock:

         On May 30, 2003 we issued 600,000 shares each to 2 members of our board of directors (William Berry and Robin Jones) for Board Risk Fees. These shares were valued at $0.033 per share for a total value of $19,800 each.

         On June 16, 2003 we issued 450,000 shares to Robin Jones for office furnishings. These shares were valued at $22,500 or $.05 per share.

         On June 16, 2003 we issued 120,000 shares to Brian Winterowd for serving on the board of directors. These shares were valued at $1,800 or $.015 per share.

         On  June  16,  2003  we  issued   120,000  shares  to  an  employee  as
compensation. These shares were valued at $6,000 or $.05 per share.

         On  June  16,  2003  we  issued   75,000   shares  to  an  employee  as
compensation. These shares were valued at $3,750 or $.05 per share.

DEFAULTS UPON SENIOR SECURITIES

         As of June 30, 2003, the company had outstanding convertible debentures totaling $1,344,000 that had matured and the company is in default under the repayment terms of these debentures. The debentures are secured by all of the unpledged assets of the company including our current and pending patents. The debenture holders have not demanded payment as of the date of this filing. If they choose to exercise their rights to foreclose on all of our remaining assets, the shareholders of the company could lose their entire investments in our common stock. We are currently in negotiations with the debenture holders and we have an oral agreement to extend the maturity date of the entire
$1,344,000 debenture principal balance to May 1, 2004. We anticipate that the debenture holders will convert their debentures into shares of our common stock over the next few months. We can give no assurance that we will be able to successfully reach a written agreement regarding the restructuring of these debt instruments.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         The financial information set forth in the following discussion should be read in conjunction with, and qualified in its entirety by, the financial statements of DeMarco Energy included elsewhere herein.

Financial Condition and Changes in Financial Condition

Overall Operating Results:

         Fiscal year ended June 30, 2003 compared to fiscal year ended June 30, 2002:

         We had gross revenues of $579,673 for the year ended June 30, 2003. Revenue for the prior year was $78,660. Cost of sales for the current year was $244,594, which resulted in a gross margin of $335,079. Current year sales consisted of ground loop Energy Miser installations, which resulted in revenue of $126,184; Filter distributorship sales for our first year in this business totaled $350,000; filter service revenue totaled $92,714 and interest and miscellaneous income totaled $10,775. We anticipate that filter service and filter distributorship sales will continue to contribute significantly to our operations for the foreseeable future, however, we can give no assurance that such sales will develop. Prior year sales consisted primarily of ground loop installations totaling $72,363 and filter service sales of $6,297.

         Our total expenses for the current year were $1,922,314 versus $1,202,173 for the prior year, which represents an increase of $720,141.

         Expenses for the year ended June 30, 2003 were as follows:

         The largest expense incurred for the year ended June 30, 2003 was interest expense on debentures and bank debt, which totaled $957,106. This includes a non-cash charge of $793,555 for beneficial conversion interest incurred in connection with the convertible debentures previously issued. This interest amount was calculated as a function of the excess of market value over the discounted conversion rate of common stock at the date of issuance and was expensed on those dates. We also incurred $146,950 of regular interest on the debentures outstanding and $16,600 of interest on bank loans. We anticipate that the debenture interest will be converted into shares of our common stock. Payroll costs and related benefits were $442,393 as we have recently added marketing and filter sales staff in order to increase our sales efforts. Consulting fees totaled $126,485 and were incurred for marketing and financial consulting. Board of director fees and shareholder meeting fees totaled $118,797, which consists primarily of the issuance of common stock in lieu of cash for services rendered as board members. These non-cash stock issuances were valued at $107,100. Advertising, marketing and travel expenses were $92,001 and were incurred in connection with our efforts to increase sales of filter distributorships and Energy Miser systems. Legal and accounting fees totaled $73,411 incurred for the audit and review of our financial statements and the cost associated with our compliance filings with the SEC. The remaining expenses were for general business operations.

         Expenses for the year ended June 30, 2002 were as follows:

         Interest expense was $268,349 for the prior year period. We incurred $193,402 in non-cash interest in connection with the issuance of the convertible debentures. We also incurred $64,700 of non-cash interest on debentures that do not have a beneficial conversion feature. Marketing and advertising was $71,500. Travel expenses were $29,200 as we attended more industry trade shows in each of the last 2 fiscal years to increase our exposure to the market. Legal and professional fees were $327,400. These fees were incurred in connection with the registration filing on Form SB-2, our annual audit, legal and consulting work performed for the debenture offerings, our quarterly and annual filings with the Securities and Exchange Commission as well as for general corporate matters. Our payroll for the year was $273,200. Mr. DeMarco, our President, voluntarily elected to reduce his annual salary from $175,000 to $60,000 effective April 1, 2002. This action was taken in light of the current economic climate and to accelerate the timing of the Company's goal of achieving operating profitability.

         We incurred a net loss for the 2003 fiscal year of $1,587,235 as compared to a net loss of $1,177,780 for the prior fiscal year. We plan to continue to focus our expenditures on marketing efforts for the foreseeable future. These losses were incurred primarily because of the costs and expenses cited above.

Liquidity and Capital Resources:

         We have been financed primarily by loans from our president, individuals and the issuance of convertible debentures. As of June 30, 2003 we are indebted to 5 individuals in the total amount of $93,900 and have $1,420,500 in total convertible debentures outstanding. We are also indebted for various loans to fund the start up costs associated with the various filter distributorships in an amount of $185,000.

         The convertible debentures consist of the following issuances:

         On August 25th and August 28th 2000, we issued the last of the series of convertible debentures bearing 8% interest. These two debentures totaled $57,500 and $26,180 respectively, and were part of a total of $229,380 raised from January through August 2000. The proceeds were utilized for repayment of accounts payable and operating expenses. As of June 30, 2003 $76,500 of these debentures remains outstanding.

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

         On March 26, 2002, we entered into an agreement with these same Debenture Holders for the private placement of $1,000,000 of the Company's 2002 Convertible Debentures. These debentures are convertible into shares of the Common Stock of the Company. The funding of the 2002 Convertible Debentures occurred in two phases with the first $700,000 (less legal expenses and consulting fees of $92,000) being received by the Company on March 28, 2002 and the remaining $300,000 being received on July 2, 2002. The Company used $150,000 of these funds to purchase a heating and air conditioning filter service business and utilized a majority of the remaining net proceeds for marketing and sales promotion, internal corporate infrastructure development and general operating expenses. The combined outstanding balance of the September 26, 2000 and the March 26, 2002 debentures was $1,344,000 as of June 30, 2003. We are currently in default on these debentures (See ITEM 3. "DEFAULTS UPON SENIOR SECURITIES").

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

         During the quarter ended June 30, 2003 we received additional funding of $93,900 from loans from 5 individuals. These funds were utilized for general operating expenses.

         We had cash balances of $681 at June 30, 2003 as compared to a cash balance of $276,745 at June 30, 2002. We utilized the cash during this period to increase our marketing efforts and for general operating expenses. Our accounts and notes receivable balances increased to $344,597 primarily due to the sale of the filter distributorships located in Waco, Temple/Killeen, Georgetown/Round Rock and Austin, Texas. We anticipate that we will need additional funding to substantially increase our marketing presence in the future. We cannot assure you that these efforts will have the desired effect of increasing sales or profitability.

         We had a net working capital deficit of $2,094,358 at June 30, 2003. However, we anticipate that most of the convertible denture holders included in this working capital deficit ($1,420,500 balance at June 30, 2003) will convert their debt into shares of common stock over time but we can give no assurance that they will convert.

New Accounting Pronouncements

         In November 2002, the FASB issued Financial Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN 45 sets forth the disclosures required to be made by a guarantor in its financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The adoption of FIN 45 is not expected to have a material effect on the Company's financial position or results of its operations.

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

         In May 2003 the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity", which requires that certain financial instruments be presented as liabilities that were previously presented as equity or as temporary equity. Such instruments include mandatory redeemable preferred and common stock, and certain options and warrants. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003 and is generally effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS 150 is not expected to have a material effect on the Company's financial position or results of its operations.

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

ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                          INDEX TO FINANCIAL STATEMENTS


                                TABLE OF CONTENTS

                                                                      PAGE


Independent Auditor's Report (Sprouse & Anderson, LLP)                 F-1
Balance Sheet at June 30, 2003                                         F-2
Statement of Operations for the Year ended June 30, 2003               F-3
Statement of Stockholders' Capital for Year ended June 30, 2003        F-4
Statement of Cash Flows for the Year ended June 30, 2003               F-5
Notes to Financial Statements                                          F-6

To the Board of Directors
DeMarco Energy Systems of America, Inc


INDEPENDENT AUDITORS' REPORT


We have audited the accompanying balance sheet of DeMarco Energy Systems of America, Inc. (Company) as of June 30, 2003, and the related statements of operations, stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with U.S. generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to in the first paragraph present fairly, in all material respects, the financial position of DeMarco Energy Systems of America, Inc. as of June 30, 2003, and the results of its operations and its cash flows for the year then ended in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note L to the financial statements, the Company has suffered recurring losses from operations and has a working capital deficiency. The Company has relied primarily on capital raised through offerings of convertible debt securities to fund its operations. It is uncertain whether the Company will be able to secure additional capital to fund its operations and this raises substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



SPROUSE & ANDERSON, L.L.P.
September 26, 2003
Austin, Texas

                     DEMARCO ENERGY SYSTEMS OF AMERICA, INC.
                                  BALANCE SHEET
                                  JUNE 30, 2003

                                     ASSETS


Current Assets
   Cash and Equivalents                                    $       681
   Inventory                                                    50,809
   Accounts Receivable                                          32,065
   Prepaid Expenses                                              1,116
   Notes Receivable, current                                    49,368
                                                           -----------
      Total Current Assets                                     134,039
                                                           -----------
Fixed Assets
   Furniture, Fixtures and Equipment                           213,934
   Less:  Accumulated Depreciation                             (94,992)
                                                           -----------
      Total Fixed Assets                                       118,942
                                                           -----------
Other Assets
   Notes Receivable, less current portion                      263,164
   Goodwill                                                     36,884
   Patent                                                        9,912
   Deposits                                                     10,929
                                                           -----------
      Total Other Assets                                       320,889
                                                           -----------

            TOTAL ASSETS                                   $   573,870
                                                           ===========

                      LIABILITIES AND SHAREHOLDERS CAPITAL

Current Liabilities
   Accounts Payable                                        $   139,921
   Other Accrued Liabilities                                   374,964
   Convertible Debentures                                    1,420,500
   Notes Payables to Individuals                               288,304
   Capital Leases, current portion                               4,708
   Due To Related Parties                                            0
                                                           -----------
      Total Current Liabilities                              2,228,397
                                                           -----------

Notes Payable, long-term                                        37,285
                                                           -----------
Capital Leases, net of current portion                          24,851
                                                           -----------
Shareholders' Capital (Deficit)
   Common Stock, Par Value $0.001, 100,000,000
     authorized 46,163,495 issued and outstanding               46,163
   Additional Paid-In Capital                                4,524,153
   Retained Deficit                                         (6,286,979)
                                                           -----------
                                                            (1,716,663)
                                                           -----------

            TOTAL LIABILITIES AND SHAREHOLDERS' CAPITAL    $   573,870
                                                           ===========


                     See notes to the financial statements

                     DEMARCO ENERGY SYSTEMS OF AMERICA, INC.
                             STATEMENT OF OPERATIONS
                        FOR THE YEAR ENDED JUNE 30, 2003


Revenues
   Geothermal                                                  $   126,184
   Filter                                                           92,714
   Sale of Filter Distributorships                                 350,000
   Other Income                                                     10,775
                                                               -----------

      Total Revenues                                               579,673
                                                               -----------
Cost of Revenues
   Costs of Geothermal Sales                                        95,769
   Cost Of Distributorships Sold                                   121,977
   Costs of Filter Service Revenues                                 26,848
                                                               -----------

      Cost of Goods Sold                                           244,594
                                                               -----------

         Gross Margin                                              335,079
                                                               -----------
Other Costs and Expenses
   Selling and Administrative                                      951,538
   Amortization and Depreciation                                    13,670
   Interest                                                        957,106
   Loss from Extinguishment of Debt in Stock                             0
                                                               -----------

      Total Costs and Expenses                                   1,922,314
                                                               -----------

Loss Before Discontinued Operations and Extraordinary Items     (1,587,235)
                                                               -----------

Discontinued Operations
   Loss from Operations, Discontinued Subsidiary                         0
   Loss from Disposal of Assets, Subsidiary                              0
                                                               -----------

                                                                         0
                                                               -----------
Extraordinary Items
   Forgiveness of Debt                                                   0
   Unrealized Gain from Debt to be Extinguished in Stock                 0
                                                               -----------

                                                                         0
                                                               -----------

NET LOSS                                                       $(1,587,235)
                                                               ===========

Earnings Per Share - Basic                                     $    (0.033)
Earnings Per Share - Fully Diluted                             $    (0.033)


                     See notes to the financial statements

                     DEMARCO ENERGY SYSTEMS OF AMERICA, INC.
                       STATEMENTS OF SHAREHOLDERS' CAPITAL
                        FOR THE YEAR ENDED JUNE 30, 2003



                           Common Stock     Shares Of      Additional
                                At         Common Stock     Paid-In      Subscriptions     Retained
                           Par $ 0.001     Outstanding      Capital       Receivable        Deficit         Total
                           ------------    ------------    ----------    -------------    -----------    -----------
Balance June 30, 2002 as
  previously reported      $     32,190      32,190,492    $4,185,399    $     (53,150)   $(5,510,348)   $(1,345,907)

Prior Period Adjustment                                                                       810,602        810,602
                           ------------    ------------    ----------    -------------    -----------    -----------
Balance June 30, 2002,
  as restated                    32,190      32,190,492     4,185,399          (53,150)    (4,699,744)      (535,305)

Subscriptions Receivable,
  voided                                                      (53,150)          53,150                             0

Issuance of 13,973,003
  Shares of Common Stock         13,973      13,973,003       391,904                0              0        405,877

Net Loss For The Year                 0               0             0                0     (1,587,235)    (1,587,235)
                           ------------    ------------    ----------    -------------    -----------    -----------

Balance June 30, 2003      $     46,163      46,163,495    $4,524,153    $           0    $(6,286,979)   $(1,716,663)
                           ============    ============    ==========    =============    ===========    ===========

                      See notes to the financial statements

                     DEMARCO ENERGY SYSTEMS OF AMERICA, INC.
                             STATEMENT OF CASH FLOWS
                        FOR THE YEAR ENDED JUNE 30, 2003


 Cash flows from operating activities:
 Net Loss                                                    $(1,587,235)
                                                             -----------
 Adjustments to reconcile net income to net cash
 provided by operating activities:
    Depreciation and amortization                                 13,670
    (Increase) decrease in accounts receivable                   (31,103)
    (Increase) decrease in prepaid expenses                       (1,116)
    (Increase) decrease in other assets                           (9,929)
    Increase (decrease) in accounts payable                       63,013
    Increase in accrued liabilities                              277,663
    Non-cash interest from beneficial conversion feature         793,555
    (Increase) decrease in inventories                           (43,276)
    Non-cash expenses settled in stock                           124,067
    Non-cash penalties settled in stock                             --
                                                             -----------
    Total adjustments                                          1,186,544
                                                             -----------
 Net cash used by operating activities                          (400,691)

 Cash flow from investing activities:
    Issuance of notes receivable                                (230,000)
    Payments under notes receivable                                7,468
    Property and equipment purchases                             (43,155)
    Increase (decrease) in restricted cash                          --
                                                             -----------
 Net cash (provided) used by investing activities               (265,687)

 Cash flow from financing activities:
    Repayments of long-term debt                                 (19,099)
    Repayments under capital lease                                  (275)
    Proceeds (repayments) of notes to shareholders                     0
    Proceeds (repayments) of convertible debentures                    0
    Proceeds from note payable to bank                            50,788
    Proceeds from note payable to individuals                    358,900
    Proceeds from issuance of common stock                             0
    Proceeds of debt of related parties                             --
                                                             -----------
 Net cash provided by financing activities                       390,314

 Net increase (decrease) in cash and equivalents                (276,064)
 Cash and equivalents, beginning of period                       276,745
                                                             -----------
 Cash and equivalents, end of period                         $       681
                                                             ===========

 Cash paid for interest expense                              $    16,600
                                                             -----------

 Cash paid for income taxes                                  $         0
                                                             -----------
 Non-cash financing activities: conversion of
    notes payable to equity                                  $    70,000
                                                             -----------
 Non-cash financing activities: conversion of
    debentures to equity                                     $   189,310
                                                             -----------
 Non-cash financing activities: stocks for fixed assets      $    22,500
                                                             -----------
 Non-cash financing activities: fixed asset capital
    lease                                                    $    29,834
                                                             -----------
 Non-cash financing activities: non-cash interest
    expense on convertible debt                              $   793,555
                                                             -----------
 Non-cash operating activities: stock for compensation       $   114,900
                                                             -----------
 Non-cash operating activities: stock for consulting         $     9,167
                                                             -----------
 Non-cash investing activities: sale of assets for a
    note receivable                                          $    90,000
                                                             -----------
 Non-cash investing activities: sale of assets for a
    note receivable                                          $    23,968
                                                             -----------

                     See notes to the financial statements

                     DEMARCO ENERGY SYSTEMS OF AMERICA, INC.
                          NOTES TO FINANCIAL STATEMENTS
                        FOR THE YEAR ENDED JUNE 30, 2003


Note A - Organization

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

During the year ended June 30, 2002, the Company purchased the operating assets and customer base of Baker Filter Services, Inc. (the "Acquired Company") for $150,000. The acquired company was in the business of sales and servicing air and grease filtration devices. During the year ended June 30, 2003, DeMarco sold part of the company as a filter service distributorship and is utilizing the manufacturing portion of the acquired company to cut filters for various distributorships that they sell.

Change From Development Stage Reporting To Operational Reporting

As of March 1, 2003, the Company had developed current and future revenues, expanded into diverse markets and had sufficient overall operations in all aspects of its business, that it was able to move out of the development stage and into the operational stage of financial reporting.


Note B - Summary of Significant Accounting Policies

Cash and Cash Equivalents

Holdings of highly liquid investments with maturities of three months or less when purchased are considered to be cash equivalents. The carrying amount reported in the balance sheet for cash and cash equivalents approximates its fair value. The Company, at times, maintains cash balances in excess of federally insured amounts. No losses on these funds have been realized at June 30, 2003, or the date of this report.

Inventory

Inventory is accounted for under the first in, first out method and is carried at the lower of cost or market. Inventory consists of finished goods of filters and frames.

                     DEMARCO ENERGY SYSTEMS OF AMERICA, INC.
                          NOTES TO FINANCIAL STATEMENTS
                        FOR THE YEAR ENDED JUNE 30, 2003


Accounts Receivable

The Company records uncollectible accounts receivable using the direct write off method of accounting for bad debts. Historically, the Company has experienced minimal credit losses and has not written off any uncollectible accounts during the fiscal year.

Notes Receivable

The Company self finances distributorships that have been sold. The intent is for the purchaser to find alternate financing, while paying the Company on a monthly basis in the meantime. In the event of default on a note receivable, the Company will take over the distributorship and re-sell it when appropriate.

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

Goodwill and Intangible Assets

Goodwill and intangible assets are periodically reviewed by management to evaluate the future economic benefits or potential impairments, which may affect their recorded values. Goodwill represents the excess of the cost of assets acquired over the fair market value of those tangible assets on the date of their acquisition. The Company has adopted Statement on Financial Accounting Standard No. 142 "Goodwill and other intangible assets," under which goodwill acquired in a business combination after June 30, 2001, shall not be amortized, but reviewed for impairment in value. Goodwill recorded in the financial statements relates to costs capitalized in conjunction with the acquisition of a business segment and the patent relates to costs capitalized in conjunction with a patent application. These assets are not subject to amortization and have a total balance of $46,796 at June 30, 2003.

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

Revenue and Cost Recognition

Revenue from construction contracts is recognized for geothermal sales using the percentage-of-completion method. Revenue and costs are measured for each contract by the percentage of costs incurred-to-date to estimated total costs at completion. Other revenues are recognized at the point of sale or as services have been performed and are billable.

Advertising

The Company's policy is to expense advertising costs as the costs are incurred. Advertising costs of $28,098 has been expensed for the years ended June 30, 2003.

                     DEMARCO ENERGY SYSTEMS OF AMERICA, INC.
                          NOTES TO FINANCIAL STATEMENTS
                        FOR THE YEAR ENDED JUNE 30, 2003


Note B - Accounts Receivable

Accounts receivable consist of the following:

                                                June 30, 2003
                                                -------------
       Trade accounts receivable                $      17,796
       Distributorship accounts receivable             11,974
       Other - related party                            2,295
                                                -------------
                                                       32,065
       Less: allowance for doubtful accounts               (0)
                                                -------------
                                                $      32,065
                                                =============


Note C - Fixed Assets

Fixed assets consist of the following:

                                                June 30, 2003
                                                -------------
       Furniture and fixtures                   $      55,987
       Equipment                                      111,781
       Vehicles                                        39,763
       Leasehold Improvements                           6,403
                                                -------------
                                                      213,934
       Less: accumulated depreciation
             and amortization                         (94,992)
                                                -------------
                                                $     118,942
                                                -------------


Note D - Short-term Notes Payable and Long-term Debt

Long-term debt consists of the following:
                                                        June 30,
                                                          2003
                                                       ----------
Convertible  debentures  bearing  interest at 10%,
convertible  into  shares of  common  stock at the
lesser of $0.15 per  share or the  average  of the
lowest   three   trading  days  in  the  ten  days
preceding  the  conversion at a 40% discount.  The
conversion  rights  were  valued  at $986,957  and
recorded as a discount to the  note at the time of
issuance.                                              $1,344,000

Convertible  dentures bearing interest at 8 - 10%,
convertible  into shares of common  stock at rates
ranging from $0.10 - $0.45                                 76,500

Short-term  notes payable to  individuals  bearing
interest at 10%, to be paid in full on various due
dates during fiscal year 2004,  collateralized  by
the assets of filter service distributorships             185,000

Short-term  notes payable to  individuals  bearing
interest at 10%, to be paid in full on various due
dates during fiscal year 2004, notes are unsecured         93,900

Vehicle notes payable in monthly installments with
payments  ranging from $285 - $388  through  2009,
bearing  interest  rates ranging from 7.0 - 8.25%,
collateralized by vehicles                                 46,689
                                                       ----------
                                                        1,746,089
Less current maturities                                (1,708,804)
                                                       ----------
Long-term debt                                         $   37,285
                                                       ==========

                     DEMARCO ENERGY SYSTEMS OF AMERICA, INC.
                          NOTES TO FINANCIAL STATEMENTS
                        FOR THE YEAR ENDED JUNE 30, 2003

The aggregate annual maturities of long-term debt at June 30, 2003 are as follows:

                  Fiscal Year Ending
                  ------------------
                        2004                    $1,708,804
                        2005                        10,132
                        2006                        10,915
                        2007                        11,760
                        2008                         4,478
                                                ----------
                              Total             $1,746,089
                                                ==========


Note E - Sale of Distributorship

During the year ended June 30, 2003, the Company began selling filtration distributorships and financing the sales themselves. Under the terms of the agreement, the buyer pays $15,000 in cash, and the remainder of the purchase price is financed through a note receivable which accrues interest at 8%. The notes receivable are secured by the distributorship agreement and certain assets. In addition, if the buyer does not meet performance guidelines under the agreement, the Company has the right to re-acquire the distributorship and certain collateral and re-sell the distributorship.

Accounts   and  notes   receivable   consist   primarily  of  amounts  due  from
distributorships and distributorship fees due for sales of filters as is required under the distributorship agreement.


Note F - Capital Lease Obligations

The Company entered into a capital lease in May 2003 totaling $39,554 with monthly payments of $659 including interest at 11.7% annual rate. The equipment is included in property and equipment at June 30, 2003 at a cost of $29,834 and accumulated depreciation of $57.

Future minimum payments due under capital lease obligations are as follows:

         Total future minimum lease payments                         $ 38,895
         Less amount representing interest                             (9,336)
                                                                     --------
         Present value of minimum lease payments                       29,559
         Less current installments                                     (4,708)
                                                                     --------
         Obligations under capital leases, net of current portion    $ 24,851
                                                                     ========

Principal payments on capital leases for each of the next five fiscal years are as follows:

              Future Maturities
              -----------------
                    2005                    $ 5,290
                    2006                      5,944
                    2007                      6,679
                    2008                      6,938
                                            -------
                                            $24,851

                     DEMARCO ENERGY SYSTEMS OF AMERICA, INC.
                          NOTES TO FINANCIAL STATEMENTS
                        FOR THE YEAR ENDED JUNE 30, 2003

Note G - Operating Lease Obligation

Office Facility Lease

The Company entered into an office facility lease, guaranteed by the Company's President, and ending on November 30, 2003. The Company will not renew that "old" lease and has entered into a "new" sixty-six (66) month lease, which started May 1, 2003. Rent expense under these operating leases for fiscal 2003 and 2002 was $47,507 and $24,565, respectively. Future minimum lease payments are as follows:

              Fiscal Year Ending
              ------------------
                    2004                   $ 58,940
                    2005                     54,508
                    2006                     58,087
                    2007                     59,568
                    2008                     59,568
                    Thereafter               19,856
                                           --------
                    Total                  $310,527
                                           ========

Note H - Common Stock

Common Stock

During fiscal 2003, the Company issued 13,973,003 shares of common stock as a result of the conversion of convertible notes payable and related accrued interest, as well as, for stock fees paid to board members and employees and other consultants.

The major debenture holder converted $81,000 of principal and interest during the year into 8,590,726 shares of free trading common stock.

The rest of the debenture holders converted $108,310 of principal and interest during the year into 1,275,607 shares of restricted Sec. 144 common stock.

Note payable holders converted $70,000 of principal and interest during the year into 700,000 shares of restricted SEC 144 common stock.

Previous board member,  Brian  Winterowd,  received 120,000 shares of restricted
Sec. 144 common stock, valued at $1,800, as compensation for his tenure on the board of directors.

Current board member, Victor DeMarco, received 365,000 shares of restricted Sec. 144 common stock, valued at $18,250, as compensation for his tenure on the board of directors.

Current board member, Robin L. Jones, received 965,000 shares of restricted Sec. 144 common stock, valued at $38,050, as compensation for his tenure on the board of directors.

Current board member, Robin L. Jones, installed marble and other furniture items in the new offices and received 450,000 shares of restricted Sec. 144 common stock, valued at $22,500.

Current board member, William C. Berry, received 965,000 shares of restricted Sec. 144 common stock, valued at $38,050, as compensation for his tenure on the board of directors.

Two individuals received 166,670 shares of restricted Sec. 144 common stock, valued at $9,167, as compensation for consulting services.

Four management level employees received 375,000 shares of restricted Sec. 144 common stock, valued at $18,750, as additional compensation.

Earnings (Loss) Per Common Share

Earnings (Loss) per common share are computed by dividing net losses by the weighted average number of common shares outstanding. Diluted per share amounts assume the conversion, exercise or issuance of all potential common stock instruments unless the effect is anti-dilutive, thereby reducing the loss or increasing the income per common share. The weighted average number of common shares outstanding during the year ended June 30 2003 and 2002, was approximately 37,875,786 and 32,190,492 shares, respectively. The fully diluted number of shares outstanding for the years ended June 30, 2003 and 2002, was 85,839,574 and 96,874,054, respectively. However, because the Company incurred losses in both 2003 and 2002, the inclusion of these potential common shares in the calculation of diluted loss per share would have an anti-dilutive effect. Therefore, basic and diluted per share are the same in both 2003 and 2002.

Beneficial Conversion Feature

As described in greater detail in Note C, the Company issued notes payable with beneficial conversion features during fiscal 2002. The value of the beneficial conversion feature was determined to be $986,957. This amount was recorded as an increase to additional paid in capital and $793,555 and $193,402 was amortized to interest expense during 2003 and 2002, respectively.

                     DEMARCO ENERGY SYSTEMS OF AMERICA, INC.
                          NOTES TO FINANCIAL STATEMENTS
                        FOR THE YEAR ENDED JUNE 30, 2003

Note I - Income Taxes

As of June 30, 2003, DeMarco Energy Systems, Inc. had net operating loss carry forwards of approximately $6,000,000 that expire between 2010 and 2022. They are available to offset future taxable income to the extent permitted under the Internal Revenue Code. The use of these losses to reduce future income taxes will depend on the generation of sufficient taxable income prior to the expiration of the net operating loss carry forwards. In the event of certain changes in the control of DeMarco Energy, there will be an annual limitation on the amount of net operating loss carry forwards which can be used. No tax benefit has been reported in the financial statements for the year ended June 30, 2003 and 2002, because the loss carry forwards may expire unused.

Note J - Related Party Transactions

The president of the Company has advanced cash to the Corporation to fund operational deficits. The president converted $236,822 and $20,926 of principal and accrued interest, respectively, into 4,824,940 shares of common stock during the year ended June 30, 2002. The loans bear interest at 8% and there is no principal or interest outstanding at June 30, 2003.

Additionally, the president deferred salary from the Corporation at the rate of $175,000 per annum until March 31, 2002. At June 30, 2003, there is no deferred salary amount outstanding.

The Company holds notes receivable from the spouse of an executive officer in the amount of $177,532 at June 30, 2003. The notes receivable relate to the purchase of two distributorships and are being financed by the Company.

Note K - Fair Values of Financial Instruments

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

Note L - Going Concern

As shown in the accompanying financial statements, the Company incurred net operating losses of $1,587,235 and $1,177,780 for the years ended June 30, 2003 and 2002, and has an accumulated deficit of $6,286,979 at June 30, 2003, which raises substantial doubt about the Company's ability to continue as a going concern. The Company's management intends to raise capital through equity offerings and expects that the convertible debenture bonds payable will be converted to common stock. The Company's management has also increased their marketing efforts to raise revenues. The financial statements do not include any adjustments that might be necessary if the Corporation is unable to continue as a going concern.

                     DEMARCO ENERGY SYSTEMS OF AMERICA, INC.
                          NOTES TO FINANCIAL STATEMENTS
                        FOR THE YEAR ENDED JUNE 30, 2003

Note M - Prior Period Adjustment

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

As such, net income was understated and interest expense was overstated by $793,555 at June 30, 2002.

Additionally, interest expense on several of the debentures was computed incorrectly. The interest rate and the terms on several of the debentures were incorrectly stated. Interest expense was overstated by $16,518 and accrued interest payable was overstated by $16,518.

Also, $529 of the goodwill was amortized in the year ended June 30, 2002. Goodwill is no longer amortized.

Retained Deficit Accumulated during the Development
         Stage, as previously reported                          $(5,510,346)
         Less:  Overstated Beneficial Interest Expense              793,555
                Over amortized goodwill                                 529
                Overstated Accrued Interest Expense                  16,518
                                                                -----------
                                                                    810,602
                                                                -----------
Retained Deficit Accumulated during the
         Development Stage, as restated                         $(4,699,744)
                                                                -----------

Note N - Subsequent Event

The Company closed on a $300,000 debenture subsequent to June 30, 2003. The monies received will be used to fund operations in the short-term.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         On November 15, 2002 we filed a Form 8-K with the Securities and Exchange Commission reporting that we changed our Independent Accountants as of October 28, 2002. The following information was filed in that current report:

         On October 28, 2002, the Registrant engaged the firm of Sprouse & Anderson, LLP ("Sprouse & Anderson") as the Registrant's independent certified public accountants to audit the Registrant's financial statements on an ongoing basis. At the same time, the Registrant terminated the engagement of Robnett & Company, P.C. ("Robnett"), previously the Registrant's independent public accountant. This change in independent certified public accountants was approved by the Registrant's Board of Directors.

         Robnett's reports on the Registrant's financial statements during the two most recent fiscal years contained no adverse opinion, disclaimer of opinion or modification of the opinion other than the statement that the Registrant has suffered losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. During the Registrant's two most recent fiscal years and all subsequent interim periods preceding the termination of the engagement of Robnett, there were no disagreements with Robnett on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure.

         The Registrant has provided Robnett with a copy of the disclosures it is making herein and has requested Robnett to furnish it with a letter addressed to the Securities and Exchange Commission stating whether it agrees with the statements made by the Registrant herein and, if not, stating the respects in which it does not agree. A copy of Robnett's letter responsive to such request is attached as Exhibit 16.1 to Form 8-K filed on November 15, 2002.

         Prior to the engagement of Sprouse & Anderson as its independent certified public accountant, the Registrant did not consult with Sprouse & Anderson or receive any written or oral advice from Sprouse & Anderson regarding any matter, including without limitation the application of accounting principles to any transaction, the type of audit opinion that might be rendered on the Registrant's financial statements or any matter that was the subject of a disagreement or reportable event.


ITEM 8A. CONTROLS AND PROCEDURES

         Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in company reports filed or submitted under the Securities Exchange Act of 1934 (the "Exchange Act") is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in company reports filed under the Exchange Act is accumulated and communicated to management, including the Company's Chief Executive Officer and Chief Financial Officer (the "Certifying Officers"), as appropriate to allow timely decisions regarding required disclosure.

         As required by Rules 13a-15 and 15d-15 under the Exchange Act, the Certifying Officers carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of June 30, 2003. Their evaluation was carried out with the participation of other members of the Company's management. Based upon their evaluation, the Certifying Officers concluded that the Company's disclosure controls and procedures were effective.

         The Company's internal control over financial reporting is a process designed by, or under the supervision of, the Certifying Officers and effected by the Company's Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of the Company's financial reporting and the preparation of the Company's financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the Company's assets; provide reasonable assurance that transactions are recorded as necessary to permit preparation of the Company's financial statements in accordance with generally accepted accounting principles, and that the Company's receipts and expenditures are being made only in accordance with the authorization of the Company's Board of Directors and management; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on its financial statements. There has been no change in the Company's internal control over financial reporting that occurred in the fiscal year ended June 30, 2003, that has materially affected, or is reasonably likely to affect, the Company's internal control over financial reporting.



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


NAME                        AGE            POSITION

Victor M. DeMarco            39            President

Robin Jones                  41            Secretary & Treasurer

William Berry                56            Chairman, CEO & CFO


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

                                                                                               LONG TERM COMPENSATION
                                                                                 ---------------------------------------------------
                                                                                          AWARDS
                                                                                 ------------------------    PAYOUTS
                                                      ANNUAL COMPENSATION        RESTRICTED    SECURITIES    -------
                                                   --------------------------      STOCK       UNDERLYING     LTIP       ALL OTHER
                                                    SALARY     BONUS    OTHER      AWARD        OPTIONS      PAYOUTS    COMPENSATION
      NAME AND PRINCIPAL POSITION          YEAR      ($)        ($)      ($)        ($)         SARS(#)        ($)          ($)
 ---------------------------------------   ----    --------    -----    -----    ----------    ----------    -------    ------------
 Victor DeMarco, President                 2002    $ 64,750                      $   18,250
   President & Chief Executive Officer     2001    $175,000
 William C. Berry, Chairman & CEO          2002    $ 71,500                      $   38,050
 William C. Berry, Director                2001    $ 10,000
 Robin L. Jones, V. Chairman & Secretary   2002    $ 23,500                      $   38,050

 No other persons makes over $100,000 per year.

COMPENSATION OF DIRECTORS

         We do not currently compensate directors in cash for any services provided as a director.


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth, as of June 30, 2003, the name and shareholdings, including options to acquire Common Stock, of each person who owns of record, or was known by us to own beneficially, 5% or more of the shares of the Common Stock currently issued and outstanding; the name and shareholdings, including options to acquire the Common Stock, of each director; and the shareholdings of all executive officers and directors as a group.

                                       Name and Address                          Amount and Nature       Percent of
 Title of Class                      Of Beneficial Owner                      Of Beneficial Ownership      Class
 --------------     ------------------------------------------------------    -----------------------    ----------
 Common Stock       Victor DeMarco                                                  11,478,887 (1)          24.9%
                    2600 McHale Court, Suite 170, Austin, Texas 78758
 Common Stock       Mary L. DeMarco                                                 11,478,887 (1)          24.9%
                    2600 McHale Court, Suite 170, Austin, Texas 78758
 Common Stock       William Berry                                                    2,235,722               4.8%
                    2600 McHale Court, Suite 170, Austin, Texas 78758
 Common Stock       Robin L. Jones                                                   1,943,500               4.2%
                    2600 McHale Court, Suite 170, Austin, Texas 78758
 Common Stock       Executive Officers and Directors as a Group (3 persons)         15,658,109              33.9%
                    12885 HWY 183, Ste 108A, Austin, Texas 78750

         There are currently no outstanding options or warrants to purchase shares of our stock.

(1) Victor DeMarco personally controls 11,368,887 shares and Mary DeMarco, his spouse, controls 110,000 shares.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The president of the Company has advanced cash to the Corporation to fund operational deficits. The president converted $236,822 and $20,926 of principal and accrued interest, respectively, into 4,824,940 shares of common stock during the year ended June 30, 2002. The loans bear interest at 8% and there is no principal or interest outstanding at June 30, 2003.

         Additionally, the president deferred salary from the Corporation at the rate of $175,000 per annum until March 31, 2002. At June 30, 2003, there is no deferred salary amount outstanding.

         The Company holds notes receivable from the spouse of an executive officer in the amount of $177,532 at June 30, 2003. The notes receivable relate to the purchase of two distributorships and are being financed by the Company.


ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

a. Exhibits

 Exhibit Number        Name of Exhibit
 --------------        ---------------------------------------------------------
    31.1               Certification  of Chief  Executive  Officer,  pursuant to
                       Rule 13a-14(a) of the Exchange Act, as enacted by Section
                       302 of the Sarbanes-Oxley Act of 2002.

    31.2 Certification of Chief Financial Officer, pursuant to Rule 13a-14(a) of the Exchange Act, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002.

    32.1 Certification of Chief Executive Officer and Chief Financial Officer, pursuant to 18 United States Code
                       Section 1350, as enacted by Section 906 of the Sarbanes-Oxley Act of 2002.


b. Reports on Form 8-K

None

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

         The company paid audit and financial statement review fees totaling $13,725 for the fiscal year ended June 30, 2003 to Sprouse & Anderson, our current independent accountants.

         The company paid $22,232 for the fiscal year ended June 30, 2003 to Robnett & Company, our previous independent accountants, for financial statement reviews of our quarterly reports and the audit of our acquisition of Baker Filter Services. In addition, we paid Robnett & Company $35,639 for audit and financial statement review fees for the fiscal year ended June 30, 2002.

Audit-Related Fees

         None

Tax Fees

         The company paid $800 to Robnett & Company for preparing the company's Federal tax returns for each of the 2 years ended June 30, 2002 and 2001.

All Other Fees

         None

Audit committee policies & procedures

         All of the above services were approved by the company's audit committee, which is comprised of the members of the Board of Directors

                                   SIGNATURES


In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           (Registrant): DEMARCO ENERGY SYSTEMS OF AMERICA, INC.

                                     By: /s/ William C. Berry
                                         ---------------------------------
                                         William C. Berry, Chairman, Chief
                                         Executive Officer & Chief Financial
                                         Officer

                                   Date: November 14, 2003

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



         Signature                   Title                    Date
   ---------------------           ---------            -----------------

   /s/ Victor M. DeMarco           President            November 14, 2003
   ---------------------
   Victor M. DeMarco