Form 10QSB
period 2003-09-30
DEMARCO ENERGY SYSTEMS OF AMERICA INC
filed 2003-12-18
CIK 1093993

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period ended September 30, 2003

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of December 8, 2003, the Company had outstanding 51,054,856 shares of its common stock, par value $0.001.

                                TABLE OF CONTENTS

                             ITEM NUMBER AND CAPTION                     PAGE


 PART I

   ITEM 1.   FINANCIAL STATEMENTS                                          3
   ITEM 2.   MANAGEMENT'S DISCUSSION AND PLAN OF OPERATIONS               14
   ITEM 3.   CONTROLS AND PROCEDURES                                      18


 PART II

   ITEM 1.   LEGAL PROCEEDINGS                                            19
   ITEM 2.   CHANGES IN SECURITIES                                        19
   ITEM 3.   DEFAULTS UPON SENIOR SECURITIES                              19
   ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS          19
   ITEM 5.   OTHER INFORMATION                                            19
   ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K                             19

                                     PART I

ITEM 1. FINANCIAL STATEMENTS

                     DEMARCO ENERGY SYSTEMS OF AMERICA, INC.
                                 BALANCE SHEETS
                   AS OF SEPTEMBER 30, 2003 AND JUNE 30, 2003

                                     ASSETS
                                                             September 30,       June 30,
                                                                 2003              2003
                                                             -------------     -------------
Current Assets
   Cash and Equivalents                                      $       1,505     $         681
   Inventory                                                        77,161            50,809
   Accounts Receivable                                              74,349            32,065
   Prepaid Expenses                                                 12,429             1,116
   Notes Receivable, current                                        54,460            49,368
                                                             -------------     -------------
      Total Current Assets                                         219,904           134,039
                                                             -------------     -------------

Fixed Assets
   Furniture, Fixtures and Equipment                               222,153           213,934
   Less:  Accumulated Depreciation                                (101,304)          (94,992)
                                                             -------------     -------------
      Total Fixed Assets                                           120,849           118,942
                                                             -------------     -------------

Other Assets
   Notes Receivable, less current portion                          250,348           263,164
   Goodwill                                                         36,884            36,884
   Patent                                                            9,912             9,912
   Deposits                                                         10,929            10,929
                                                             -------------     -------------
      Total Other Assets                                           308,073           320,889
                                                             -------------     -------------

                         TOTAL ASSETS                        $     648,826     $     573,870
                                                             =============     =============

                      LIABILITIES AND SHAREHOLDERS CAPITAL

Current Liabilities
   Accounts Payable                                          $     150,482     $     139,921
   Other Accrued Liabilities                                       497,070           374,964
   Convertible Debentures                                        1,680,500         1,420,500
   Notes Payables to Individuals                                   288,481           288,304
   Capital Leases, current portion                                   4,849             4,708
   Due To Related Parties                                                0                 0
                                                             -------------     -------------
      Total Current Liabilities                                  2,621,382         2,228,397
                                                             -------------     -------------

Notes Payable, long-term                                            34,065            37,285
Capital Leases, net of current portion                              23,491            24,851

Shareholders' Capital
   Common Stock, Par Value $0.001, 100,000,000
     authorized 51,054,857 and 46,163,495
     respectively, issued and outstanding                           51,054            46,163
   Additional Paid-In Capital                                    4,571,761         4,524,153
   Retained Deficit                                             (6,652,927)       (6,286,979)
                                                             -------------     -------------
                                                                (2,030,112)       (1,716,663)
                                                             -------------     -------------

         TOTAL LIABILITIES AND SHAREHOLDERS' CAPITAL         $     648,826     $     573,870
                                                             =============     =============

                     See notes to the financial statements.

                     DEMARCO ENERGY SYSTEMS OF AMERICA, INC.
                             STATEMENT OF OPERATIONS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002


                                                          2003          2002
                                                        ---------     ---------
Revenues
   Geothermal                                           $  64,419     $  19,421
   Filter                                                  39,521        26,751
   Sale of Filter Distributorships                              0             0
   Other Income                                             6,281         6,261
                                                        ---------     ---------

      Total Revenues                                      110,221        52,433
                                                        ---------     ---------

Cost of Revenues
   Costs of Geothermal Sales                               60,023        17,945
   Cost Of Distributorships Sold                                0             0
   Costs of Filter Service Revenues                        13,423         4,902
                                                        ---------     ---------

      Cost of Goods Sold                                   73,446        22,847
                                                        ---------     ---------

         Gross Margin                                      36,775        29,586
                                                        ---------     ---------

Other Costs and Expenses
   Selling and Administrative                             344,834       163,430
   Amortization and Depreciation                            6,312         2,540
   Interest                                                51,577       312,066
   Loss from Extinguishment of Debt in Stock                    0             0
                                                        ---------     ---------

      Total Costs and Expenses                            402,723       478,036
                                                        ---------     ---------

NET  LOSS                                               $(365,948)    $(448,450)
                                                        ---------     ---------

Earnings Per Share - Basic                              $  (0.007)    $  (0.006)
Earnings Per Share - Fully Diluted                      $  (0.004)    $  (0.002)


                     See notes to the financial statements.

                     DEMARCO ENERGY SYSTEMS OF AMERICA, INC.
                       STATEMENT OF STOCKHOLDERS' CAPITAL
                  FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2003


                                   Common Stock     Shares Of       Additional
                                        At         Common Stock      Paid-In       Subscriptions      Retained
                                    Par $0.001     Outstanding       Capital        Receivable        Deficit          Total
                                   ------------    ------------    ------------    -------------    ------------    ------------
Balance June 30, 2002
As Previously Reported                   32,190      32,190,492       4,185,399          (53,150)     (5,510,346)     (1,345,907)
Prior Period Adjustment                                                                                  810,602         810,602
                                   ------------    ------------    ------------    -------------    ------------    ------------

Balance June 30, 2002,
as restated                              32,190      32,190,492       4,185,399          (53,150)     (4,699,744)       (535,305)

Cancellation of
Subscriptions Receivable                                                (53,150)          53,150

Issuance of 13,973,003
Shares of Common Stock                   13,973      13,973,003         391,904                0               0         405,877

   Net Loss For The Year                      0               0               0                0      (1,587,235)     (1,587,235)
                                   ------------    ------------    ------------    -------------    ------------    ------------

Balance June 30, 2003                    46,163      46,163,495       4,524,153                0      (6,286,979)     (1,716,663)
                                   ============    ============    ============    =============    ============    ============

Issuance of 4,891,362
Shares of Common Stock                    4,891       4,891,362          47,608                0               0          52,499

   Net Loss For The Quarter                   0               0               0                0        (365,948)       (365,948)
                                   ------------    ------------    ------------    -------------    ------------    ------------

Balance September 30, 2003         $     51,054    $ 51,054,857    $  4,571,761    $           0    $ (6,652,927)   $ (2,030,112)
                                   ============    ============    ============    =============    ============    ============


                     See notes to the financial statements.

                     DEMARCO ENERGY SYSTEMS OF AMERICA, INC.
                            STATEMENTS OF CASH FLOWS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002


                                                           2003         2002
                                                         ---------    ---------
Cash flows from operating activities:
Net Loss                                                 $(365,948)   $(448,450)
                                                         ---------    ---------
Adjustments to reconcile net income to net
cash Provided by operating activities:
   Depreciation and amortization                             6,312        2,540
   (Increase) decrease in accounts receivable              (42,284)     (24,566)
   (Increase) decrease in prepaid expenses                 (11,313)      (5,226)
   (Increase) decrease in other assets                        --           --
   Increase (decrease) in accounts payable                  10,561      (33,748)
   Increase in accrued liabilities                         130,606       53,032
   Non-cash interest from beneficial
     conversion feature                                       --        271,402
   (Increase) decrease in inventories                      (26,352)      (3,073)
   Non-cash expenses settled in stock                         --           --
   Non-cash penalties settled in stock                        --           --
                                                         ---------    ---------
   Total adjustments                                        67,530      260,361
                                                         ---------    ---------
Net cash used by operating activities                     (298,418)    (188,089)


Cash flow from investing activities:
   Payments on notes receivable                              7,724         --
   Property and equipment additions                         (8,219)     (28,693)
   Capital leases                                           (1,220)        --
   Purchase of business assets and client base                --           --
                                                         ---------    ---------
Net cash (provided) used by investing activities            (1,715)     (28,693)


Cash flow from financing activities:
   Repayments of long-term debt                               --           --
   Proceeds (repayments) of notes to shareholders             --        (28,859)
   Proceeds (repayments) of convertible debentures         304,000      (16,000)
   Proceeds from note payable to bank                         --         22,914
   Proceeds (repayments) from note payable to
     individuals                                            (3,043)        --
   Proceeds from issuance of common stock                     --         17,667
   Proceeds of debt of related parties                        --           --
                                                         ---------    ---------
Net cash provided by financing activities                  300,957       (4,278)

Net increase (decrease) in cash and equivalents                824     (221,060)
Cash and equivalents, beginning of period                      681      276,745
                                                         ---------    ---------
Cash and equivalents, end of period                      $   1,505    $  55,685
                                                         =========    =========

Cash paid for interest expense                           $   6,848    $    --
                                                         ---------    ---------

Non-cash financing activities:
  Conversion of debt to equity                           $  44,000    $  16,000

Non-cash financing activities:
  Conversion of interest to equity                       $   8,500    $    --
                                                         ---------    ---------

                     See notes to the financial statements.

                     DEMARCO ENERGY SYSTEMS OF AMERICA, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                  For the Three Months Ended September 30, 2003


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

Basis of Presentation

Certain information and note disclosures normally included in the Company's annual financial statements prepared in accordance with generally accepted accounting principles may be condensed or omitted. These statements should be read in conjunction with a reading of the financial statements and notes included in the Company's Annual Report on Form 10-KSB for fiscal year ended June 30, 2003, as filed with the United States Securities and Exchange Commission.

In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations and cash flows of the Company as of September 30, 2003 and 2002 and for the periods then ended have been made.


Note B - Summary of Significant Accounting Policies

Cash and Cash Equivalents

Holdings of highly liquid investments with maturities of three months or less when purchased are considered to be cash equivalents. The carrying amount reported in the balance sheet for cash and cash equivalents approximates its fair value. The Company, at times, maintains cash balances in excess of federally insured amounts. No losses on these funds have been realized at September 30, 2003, or the date of this report.

Inventory

Inventory is accounted for under the first in, first out method and is carried at the lower of cost or market. Inventory consists of finished goods of filters, frames and heating/air conditioning equipment.

                     DEMARCO ENERGY SYSTEMS OF AMERICA, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                  For the Three Months Ended September 30, 2003

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

Furniture and Equipment

Furniture, equipment, and other long-term assets are recorded at historical cost less depreciation and amortization. Depreciation and amortization are accounted for on the straight-line method based on estimated useful lives, which approximates 5 - 10 years for equipment and furniture and fixtures, respectively. Purchases and improvements that extend the life of assets are capitalized whereas maintenance, repairs and immaterial purchases are expensed as incurred.

Goodwill and Intangible Assets

Goodwill and intangible assets are periodically reviewed by management to evaluate the future economic benefits or potential impairments, which may affect their recorded values. Goodwill represents the excess of the cost of assets acquired over the fair market value of those tangible assets on the date of their acquisition. The Company has adopted Statement on Financial Accounting Standard No. 142 "Goodwill and other intangible assets," under which goodwill acquired in a business combination after June 30, 2001, shall not be amortized, but reviewed for impairment in value. Goodwill recorded in the financial statements relates to costs capitalized in conjunction with the acquisition of a business segment and the patent relates to costs capitalized in conjunction with a patent application. These assets are not subject to amortization and have a total balance of $46,796 at September 30, 2003.

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

Revenue and Cost Recognition

Revenue from construction contracts is recognized for geothermal sales using the percentage-of-completion method. Revenue and costs are measured for each contract by the percentage of costs incurred-to-date to estimated total costs at completion. Distributorship sales and other revenues are recognized at the point of sale or as services have been performed and are billable.

Advertising

The Company's policy is to expense advertising costs as the costs are incurred. Advertising costs of $14,881 have been expensed for the quarter ended September 30, 2003.

                     DEMARCO ENERGY SYSTEMS OF AMERICA, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                  For the Three Months Ended September 30, 2003


Note B -  Short-term Notes Payable and Long-term Debt


          Long-term debt consists of the following:


          Convertible debentures bearing interest at 10%,
          convertible  into shares of common stock at the
          lesser of $0.15 per share or the average of the
          lowest  three  trading  days  in the  ten  days
          preceding the conversion at a 40% discount. The
          conversion  rights were valued at $986,957  and
          recorded  as a discount to the note at the time
          of issuance. The debentures are due and payable
          at various  dates from March 2003  through  May
          2003. As of September 30, 2003,  the Company is
          in default on these debentures                         $   1,304,000

          Convertible  dentures  bearing  interest at 8 -
          10%, convertible into shares of common stock at
          rates ranging from $0.10 - $0.45                             376,500

          Short-term notes payable to individuals bearing
          interest  at 10%, to be paid in full on various
          due   dates    during    fiscal    year   2004,
          collateralized  by the assets of filter service
          distributorships                                             185,000

          Short-term notes payable to individuals bearing
          interest  at 10%, to be paid in full on various
          due dates  during  fiscal year 2004,  notes are
          unsecured                                                     93,900

          Vehicle notes  payable in monthly  installments
          with payments  ranging from $285 - $388 through
          2009, bearing interest rates ranging from 7.0 -
          8.25%, collateralized by vehicles                             43,646
                                                                     2,003,046
          Less current maturities                                   (1,968,981)
                                                                 -------------
          Long-term debt                                         $      34,065
                                                                 =============

                     DEMARCO ENERGY SYSTEMS OF AMERICA, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                  For the Three Months Ended September 30, 2003


Note C - Sale of Distributorships

During the year ended June 30, 2003, the Company began selling air service filtration distributorships and financing the sales themselves. Under the terms of the agreement, the buyer pays $15,000 in cash, and the remainder of $135,000 is financed through a note receivable which accrues interest at 8%. New distributorships sell for $200,000 to $250,000 per territory. The notes receivable are secured by the distributorship agreement and certain assets. In addition, if the buyer does not meet performance guidelines under the agreement, the Company has the right to re-acquire the distributorship and certain collateral and re-sell the distributorship.

Accounts and notes receivable consist primarily of amounts due from distributorships and distributorship fees due for sales of filters as is required under the distributorship agreement. Currently, the Company has three distributorships completed and eight distributorships purchased, but no completed.

                     DEMARCO ENERGY SYSTEMS OF AMERICA, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                  For the Three Months Ended September 30, 2003


Note D - Operating Lease Obligation

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
                                  ========


Note E - Common Stock

Common Stock

During the quarter ended September 30, 2003, the Company issued 4,891,362 shares of common stock as a result of the conversion of convertible notes payable and related accrued interest.

The major debenture holder converted $44,000 of principal and interest during the quarter into 4,608,028 shares of free trading common stock.

A convertible debenture holder converted $4,000 of principal during the quarter into 133,334 shares of restricted SEC 144 common stock.

Note payable holders converted $4,500 of interest during the quarter into 150,000 shares of restricted SEC 144 common stock.

Earnings (Loss) Per Common Share

Earnings (Loss) per common share are computed by dividing net losses by the weighted average number of common shares outstanding. Diluted per share amounts assume the conversion, exercise or issuance of all potential common stock instruments unless the effect is anti-dilutive, thereby reducing the loss or increasing the income per common share. The weighted average number of common shares outstanding during the quarter ended September 30, 2003, was approximately 47,830,098 shares. Because the Company incurred losses in 2003, the inclusion of potential common shares in the calculation of diluted loss per share would have an anti-dilutive effect. Therefore, basic and diluted per share are the same in 2003.

Beneficial Conversion Feature

As described in greater detail in the Annual Report on Form 10-KSB for fiscal year ended June 30, 2003,, the Company issued notes payable with beneficial conversion features during fiscal 2002. The value of the beneficial conversion feature was determined to be $986,957. This amount was recorded as an increase to additional paid in capital and $793,555 and $193,402 was amortized to interest expense during 2003 and 2002, respectively.

                     DEMARCO ENERGY SYSTEMS OF AMERICA, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                  For the Three Months Ended September 30, 2003


Note F - Income Taxes

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


Note G - Related Party Transactions

The Company holds notes receivable from the spouse of an executive officer in the amount of $169,808 at September 30, 2003. The notes receivable relate to the purchase of two distributorships and are being financed by the Company.


Note H - Fair Values of Financial Instruments

The Company's financial instruments consist of cash, notes receivable and notes payable. The Company estimates that the fair values of all financial instruments do not differ materially from the aggregate carrying values of its financial instruments recorded on the accompanying balance sheets. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. Considerable judgment is necessarily required in interpreting market data to develop the estimates of fair value, and accordingly, the estimates are not necessarily indicative of the amounts that the Company could realize in a current market exchange. None of the financial instruments are held for trading purposes.


Note I - Going Concern

As shown in the accompanying financial statements, the Company incurred net operating losses of $365,948 for the quarter ended September 30, 2003 and has an accumulated deficit of $6,652,927 at September 30, 2003, which raises substantial doubt about the Company's ability to continue as a going concern. The Company's management intends to raise capital through equity offerings and expects that the convertible debenture bonds payable will be converted to common stock. The Company's management has also increased their marketing efforts to raise revenues. The financial statements do not include any adjustments that might be necessary if the Corporation is unable to continue as a going concern.

                     DEMARCO ENERGY SYSTEMS OF AMERICA, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                  For the Three Months Ended September 30, 2003


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

Also, $529 of the goodwill was amortized in the year ended June 30, 2002. Goodwill is no longer amortized.

Retained Deficit Accumulated during the Development
         Stage, as previously reported at June 30, 2002         $(5,510,346)
         Less:  Overstated Beneficial Interest Expense              793,555
                   Over amortized goodwill                              529
                   Overstated Accrued Interest Expense               16,518
                                                                -----------
                                                                    810,602
                                                                -----------
Retained Deficit Accumulated during the
         Development Stage, as restated at June 30, 2002        $(4,699,744)
                                                                ===========

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

         To overcome these government concerns regarding the utilization of the potable water supply, we filed a second patent application with the United States Patent office. This patent is for an installation technology that relates to heat pumps that are automatically thermodynamically balanced to operate at optimum conditions using water, and in this case reuse water systems. This patent, while similar to our current patent, was designed to utilize reuse water from private, public or other types of managed secondary water lines with the Energy Miser heating and cooling system. Reuse water is defined as treated sewer water that falls below the standards of drinking water. This patent was granted in August 2003 and we believe that government agencies will be much less reluctant to allow us to tap into reuse water mains, although we can give no assurances that they will be receptive.

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

Financial Condition and Changes in Financial Condition

Overall Operating Results:

         Three months ended September 30, 2003 compared to three months September 30, 2002:

         We had gross revenues of $110,221 for the quarter ended September 30, 2003. Cost of sales for the current quarter were $73,446 which resulted in a gross margin of $36,775 or 33.4%. Included in these revenues were the installation of 5 geothermal Energy Miser ground loop systems for total sales of $64,419 and a gross margin of $4,396. Filter services sales were $39,521 with a gross margin of $26,098. Prior year quarter revenues were $52,433. The comparable cost of sales and margin for the prior year quarter were $22,847 and $29,586 or 56.4% respectively. The increase in gross margin is primarily attributable to the addition of the filter service business, which has lower cost per unit than the geothermal products. We anticipate that filter sales will contribute significantly to our operations for the year ending June 30, 2004 and thereafter, however, we can give no assurance that such sales will develop.

         Our total expenses for the current quarter were $402,723 versus $478,036 for the prior year quarter, which represents a decrease of $75,313.

         Operating expenses for the current year quarter totaled $402,723. The primary components of expenses are as follows:

         o Company payroll costs were $125,091 and were incurred primarily due the increase in marketing staff.
         o Consulting fees totaled $62,977, which includes board of director fees of $25,250 and fees incurred with the issuance of the current quarter convertible debentures of $37,727.
         o Professional fees incurred were $57,901 of which $15,716 were accounting fees for our annual audit and review of the financials and $42,185 were legal fees incurred in connection with the convertible debenture issuance and filter distributorships.
         o Expenses incurred for advertising, marketing and travel totaled $35,316.
         o Interest expense on the convertible debentures and notes payable was $51,577.
         o      The remaining expenses were incurred for business operations.

         Operating expenses for the prior year quarter totaled $478,036. Company payroll was $65,157. Legal and accounting fees were $48,534 incurred in connection with the registration of approximately of shares of our common stock and our annual audit. Interest expense on convertible debentures was $312,066. This includes a non-cash charge of $272,391 for beneficial conversion interest incurred in connection with the convertible debentures previously issued. We incurred $10,200 in travel related expenses related to our new filter service business.

Liquidity and Capital Resources:

         We have been financed primarily by loans from individuals and the issuance of convertible debentures. As of September 30, 2003 we are indebted to 7 individuals in the total amount of $137,546 and have $1,680,500 in total convertible debentures outstanding. We are also indebted for various loans to fund the start up costs associated with the various filter distributorships in an amount of $185,000.

         The convertible debentures consist of the following issuances:

         On August 25th and August 28th 2000, we issued the last of the series of convertible debentures bearing 8% interest. These two debentures totaled $57,500 and $26,180 respectively, and were part of a total of $229,380 raised from January through August 2000. The proceeds were utilized for repayment of accounts payable and operating expenses. As of September 30, 2003 $76,500 of these debentures remains outstanding.

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

         On March 26, 2002, we entered into an agreement with these same Debenture Holders for the private placement of $1,000,000 of the Company's 2002 Convertible Debentures. These debentures are convertible into shares of the Common Stock of the Company. The funding of the 2002 Convertible Debentures occurred in two phases with the first $700,000 (less legal expenses and consulting fees of $92,000) being received by the Company on March 28, 2002 and the remaining $300,000 being received on July 2, 2002. The Company used $150,000 of these funds to purchase a heating and air conditioning filter service business and utilized a majority of the remaining net proceeds for marketing and sales promotion, internal corporate infrastructure development and general operating expenses. The combined outstanding balance of the September 26, 2000 and the March 26, 2002 debentures was $1,304,000 as of September 30, 2003. We are currently in default on these debentures.

         On August 12, 2003, we issued $300,000 in new convertible debentures to the same group of investors in order to fund our marketing and business operations. These debentures bear a 10% annual interest rate and are due September 30, 2004. The conversion features are primarily the same as the above debentures. We are currently in negotiations with this investor group in regard to securing an equity credit line in order to cure the current default status of the $1,304,000 debentures cited above. We can give no assurance that we will be able to secure this credit line.

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

         During the year ended June 30, 2003 we received additional funding of $93,900 from loans from 5 individuals. These funds were utilized for general operating expenses. During the quarter ended September 30, 2003 we received an additional $4,000 from loans to 2 individuals for business operations. These loans were immediately converted to common stock.

         We anticipate that we will need additional funding to substantially increase our marketing presence in the future. We cannot assure you that these efforts will have the desired effect of increasing sales or profitability.

         We had a net working capital deficit of $2,401,478 at September 30, 2003. However, we anticipate that most of the convertible denture holders included in this working capital deficit ($1,680,500 balance at September 30, 2003) will convert their debt into shares of common stock over time but we can give no assurance that they will convert.

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

         As required by Rules 13a-15 and 15d-15 under the Exchange Act, the Certifying Officers carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of September 30, 2003. Their evaluation was carried out with the participation of other members of the Company's management. Based upon their evaluation, the Certifying Officers concluded that the Company's disclosure controls and procedures were effective.

         The Company's internal control over financial reporting is a process designed by, or under the supervision of, the Certifying Officers and effected by the Company's Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of the Company's financial reporting and the preparation of the Company's financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the Company's assets; provide reasonable assurance that transactions are recorded as necessary to permit preparation of the Company's financial statements in accordance with generally accepted accounting principles, and that the Company's receipts and expenditures are being made only in accordance with the authorization of the Company's Board of Directors and management; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on its financial statements. There has been no change in the Company's internal control over financial reporting that occurred in the quarter ended September 30, 2003, that has materially affected, or is reasonably likely to affect, the Company's internal control over financial reporting.

                           PART II OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

None


ITEM 2.  CHANGES IN SECURITIES

Recent Sales of Unregistered Securities

         During the quarter ended September 30, 2003 we issued the following unregistered shares of the company's common stock:

         We issued 418,912 shares of our common stock to the convertible debenture holders in lieu of cash for $4,000 of interest that was due.

         A convertible debenture holder converted $4,000 of principal during the quarter into 133,334 shares of restricted SEC 144 common stock.

         We issued 150,000 shares of our common stock to individual note holders in lieu of cash for $4,500 of interest that was due.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         As of September 30, 2003, the company had outstanding convertible debentures totaling $1,304,000 that had matured and the company is in default under the repayment terms of these debentures. The debentures are secured by all of the unpledged assets of the company including our current and pending patents. The debenture holders have not demanded payment as of the date of this filing. If they choose to exercise their rights to foreclose on all of our remaining assets, the shareholders of the company could lose their entire investments in our common stock. We are currently in negotiations with the debenture holders and we have an oral agreement to extend the maturity date of the entire $1,304,000 debenture principal balance to May 1, 2004. We anticipate that the debenture holders will convert their debentures into shares of our common stock over the next few months. We can give no assurance that we will be able to successfully reach a written agreement regarding the restructuring of these debt instruments.


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

                            (Registrant) DEMARCO ENERGY SYSTEMS OF AMERICA, INC.


                                     By:   /s/ William C. Berry
                                           -------------------------------------
                                           William C. Berry, Chief Financial
                                           Officer, Treasurer and hairman of the
                                           Board

                                   Date:   December 18, 2003

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                                     By:   /s/ Victor M. DeMarco
                                           -------------------------------------
                                           Victor M. DeMarco, President

                                   Date:   December 18, 2003